Form 10-K
period 2023-12-31
EQUUS TOTAL RETURN, INC.
filed 2024-04-02
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $9,518,843 computed on the basis of $1.52 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2023. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,586,173 shares of the registrant’s common stock, $.001 par value, outstanding as of March 28, 2024. The net asset value of a share of the Registrant as of December 31, 2023 was $3.55.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Portions of the Proxy Statement (to be filed) for the 2024 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

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

Equus is a closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur. Equus is also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986. As such, we are not required to pay corporate-level income tax on the Fund’s investment income. So long as we remain a BDC, we intend, insofar as reasonably possible, to maintain our RIC status, which requires that we qualify annually as a RIC by meeting certain specified requirements. For a discussion of these requirements necessary to maintain our status as a BDC and as a RIC, please see “Business Development Company Requirements” and “Regulated Investment Company Tax Status,” respectively.

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

Significant Developments

Impact of Geopolitical Events on the Oil and Gas Sector. The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI oil prices reaching a multi-year high of $130.00 per barrel in March 2022, and gas prices also reaching a multi-year high in mid-year, both due in part to increased demand, the reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Beginning in the second and third quarters of 2022, oil prices retreated substantially before stabilizing in the second quarter of 2023, increasing again in the third quarter of 2023, and largely returning to second quarter 2023 prices by year-end. During the third quarter of 2023, oil prices increased from $70.64 to $90.79, and thereafter decreased to $71.65 by the end of the fourth quarter of 2023. Gas prices were volatile in the first half of 2023 before stabilizing in the second half of the year. During the third quarter of 2023, gas prices increased from $2.48 to $2.68 before decreasing to $2.58 by the end of the fourth quarter of 2023. Recent oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights, as well as in the Williston Basin region in North Dakota where Morgan E&P, LLC holds its development rights.

Authorization to Withdraw BDC Election. Holders of a majority of our outstanding common stock have previously approved our cessation as a BDC under the 1940 Act and have authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive an additional authorization from our stockholders in the future. This authorization is a consequence of our expressed intent to transform Equus into an operating company or a permanent capital vehicle. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Business Development Company Requirements

Qualifying Assets. As a BDC, we may not acquire any asset other than qualifying assets, as defined by the 1940 Act, unless, at the time the acquisition is made, the value of our qualifying assets represents at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are the following:

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. As noted above, we have previously received this authorization from our shareholders to withdraw our BDC election and, although this authorization has expired, we expect to receive an additional authorization by our stockholders in the future. This authorization was a consequence of our plan to effect a transformation of Equus by: (i) acquiring or merging with an operating company based in the energy, natural resources, technology, or financial services sectors, and (ii) terminating the Fund’s election to be classified as a BDC under the 1940 Act. Notwithstanding any future authorization to withdraw our BDC election, we will also require a separate affirmative vote of the holders of a majority of our outstanding voting securities to consummate a transformation of Equus and change the nature of our business (see “Significant Developments−Authorization to Withdraw BDC Election” above).

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

In addition, should we choose not to distribute at least 98.2% of our net income consisting of capital gains for each one-year period ending on October 31, we will be subject to a 4.0% nondeductible Federal exercise tax. For the year ended December 31, 2021, we incurred a capital gain related to the settlement of the escrow receivable in connection with the sale of our interest in PalletOne, Inc. that was not fully offset by our capital loss carryforward. We chose not to distribute this small amount for the current year and pay the associated tax. For the year ended December 31, 2021, we accrued a $38,000 in corporate level income and excise tax in lieu of effecting a distribution of the net capital gain. This tax was paid in March 2022.

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

Certifications

In June 2023, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, we submitted to the NYSE an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Our Board is taking a more opportunistic approach to our portfolio investment strategy, shifting our investment emphasis to sectors such as energy. In order to implement our investment strategy, Management must analyze, conduct due diligence, invest in, monitor and sell investment interests in industries in which many of them have not previously been involved. Also, we expect that our investment strategy will continue to require Management to investigate and monitor investments that are much more broadly dispersed geographically. In addition, Management is required to provide valuations for investments in a broader range of securities, including debt securities, which may require expertise beyond that previously required. We cannot assure investors that the overall risk of their investment in the Fund will be reduced as a result of our investment strategy. If we cannot achieve our investment objective successfully, the value of your investment in our common stock could decline substantially.

We may not realize gains from our equity investments.

We frequently invest in the equity securities of our portfolio companies. Also, when we make a loan, we sometimes receive warrants to acquire stock issued by the borrower. Ultimately, our goal is to sell these equity interests and realize gains. These equity interests may not appreciate and, in fact, may depreciate in value. For our present portfolio and other investments we may make in the future, the market value of our equity investments may fall below our estimate of the fair value of such investments before we sell them. Given these factors, there is a risk that we will not realize gains upon the sale of those or other investment interests that we hold.

Our holdings in Morgan E&P and Equus Energy are subject to commodity price declines endemic to oil and gas companies.

The oil and gas business is fundamentally a commodity-based enterprise. This means that the operations and earnings of Morgan E&P, LLC (“Morgan”) and Equus Energy, LLC (“Equus Energy”), our two remaining portfolio investments, may be significantly affected by changes in prices of oil, gas and natural gas liquids. The prices of these products are also dependent upon local, regional and global events or conditions that affect supply and demand for the relevant commodity. In addition, the pricing of these commodities is highly dependent upon technological improvements in energy production and development, energy efficiency, and seasonal weather patterns. Moreover, as a worldwide commodity, the price of oil and natural gas is also influenced by global demand, changes in currency exchange rates, interest rates, and inflation. Neither Morgan nor Equus Energy employs any hedging strategies in respect of its oil and gas holdings and is therefore subject to price fluctuations resulting from these and other factors. The operational results and financial condition of Morgan and Equus Energy, as well as the economic attractiveness of future capital expenditures for new drilling and recompletions, may be materially adversely affected as a result of lower oil and gas prices.

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

We have had net investment losses in the past five years, with a net investment loss of $4.0 million for the year ended December 31, 2023. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, our results of operation, and our financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

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

As noted elsewhere herein, we have previously received an authorization from our stockholders to withdraw our election to be classified as a BDC. Although this authorization has since expired, we expect to receive an additional authorization from our stockholders in the future. Accordingly, our management is currently evaluating potential transactions that would result in the transformation of Equus into an operating company instead of a BDC and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such transformation and remain a BDC. If we maintain our status as a BDC and do not complete the transformation to become an operating company or a permanent capital vehicle, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. A principal category of qualifying assets relevant to our business is securities purchased in transactions not involving any public offering from issuers that qualify as eligible portfolio companies under the 1940 Act. Investments in companies organized outside of the United States or having a principal place of business outside of the United States are also not considered eligible portfolio companies.

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

As noted above, our stockholders have previously authorized our Board and Chief Executive Officer to withdraw our election to be classified as a BDC and, although this authorization has expired, we expect to receive a further authorization from our stockholders in the future. Accordingly, our management is currently evaluating potential transactions that would result in the transformation of Equus into an operating company and the withdrawal of our BDC election within this time frame, but we may nevertheless not consummate any such transformative transaction and remain a BDC. If we maintain our status as a BDC and do not complete a transformation into an operating company or a permanent capital vehicle, we will continue to be subject to the 1940 Act. As an investment company, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we generally are prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

In prior years, we announced our plan to effect the restructuring of the Fund as an operating company no longer subject to the 1940 Act, which transaction could take the form of a sale of Equus, a restructuring, a recapitalization, merger, or other business combination, or the conversion of Equus into a permanent capital vehicle. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of a transformative transaction of Equus into an operating company or permanent capital vehicle. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and, although we believe we will consummate a transaction that would result in the transformation of Equus into an operating company during 2024, we may be wrong. Our Board of Directors has not set a timetable for completion of the evaluation of a potential transaction.

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

We have elected to be classified as a BDC under the 1940 Act. However, if we effect a reorganization of the Fund into an operating company or a permanent capital vehicle, we will seek to terminate our BDC classification. Holders of a majority of the outstanding common stock of the Fund have previously approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC. Although this authorization has expired, we expect to receive a further such authorization from our stockholders in the future. Nevertheless, if we were to terminate our election to be classified as a BDC and were still determined by the SEC to constitute an “investment company,” we would be subject to significantly greater regulatory requirements and constraints than under those which we presently operate, the result of which could have a material adverse effect on our results and financial condition.

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

 Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our operations and other aspects of our business rely heavily on various information technology systems which are largely managed by third parties. We face significant cybersecurity threats, which are continuously increasing in sophistication, including computer viruses, internal and external security breaches, and other cyber-attacks. These threats could disrupt our operations, lead to the loss of confidential information, and hinder our ability to accurately report our financial results in a timely manner. We have adopted a Cybersecurity Policy to create effective administrative, technical, electronic, and physical protections to safeguard the personal information of Company personnel, confidential information concerning our portfolio investments and the integrity of the Company’s information systems.

We have created an Information Security Team, consisting of our Chief Financial Officer and our Chief Compliance Officer, to implement and administer our Cybersecurity Policy. Among the duties and responsibility of our Information Security Team are the following:

•	Ensuring that all Equus personnel are aware of the Cybersecurity Policy and agree to adhere to its requirements;
•	Establishing that information concerning the Fund is stored on encrypted cloud-based servers accessible only by authorized Equus personnel;
•	Providing that all of the Company’s information systems are backed up daily, with offline copies available in the event that a major security issue arises;
•	Testing and evaluating cybersecurity safeguards via the use of third-party information technology service providers;
•	Reviewing the security measures in the Company’s Cybersecurity Policy annually or when there is a change in applicable laws or regulations or in business activities of Equus; and
•	Conducting training as necessary for all Equus personnel; and

•	Reporting cybersecurity matters to our Board of Directors who provide oversight of our Information Security Team.

We utilize third-party services and tools for identifying, protecting against, and detecting cyber incidents, and also partner with external vendors to augment our internal security capabilities. Additionally, we engage third-parties to conduct independent assessments of our cybersecurity infrastructure to evaluate the efficiency and effectiveness of our detection capabilities, along with our response mechanisms, and overall risk management.

Our approach to managing cybersecurity risks is part of a continuous improvement process, both in the context of cybersecurity and broader operational risk management. This ongoing process, which includes personnel training, is aimed at routinely reviewing and, as necessary, improving, our oversight processes and tools to ensure they remain effective and resilient in their management of cybersecurity risk.

Material Impact of Cybersecurity Threats

While we have yet to experience a material cybersecurity event, we acknowledge the persistent and evolving nature of these threats, which have the potential to materially impact our business strategy, operations, and financial results adversely. We maintain robust policies and procedures focused on cybersecurity incident management, ensuring timely communication and escalation to all relevant stakeholders. This enables faster response and effective communication, including public disclosure if a material cybersecurity event were to occur.

Board of Directors Oversight

Our Board of Directors oversees risks related to cybersecurity, including the security of our corporate, financial, and portfolio investment information and the steps management is taking to monitor and control these risks. Our Chief Compliance Officer conducts regular meetings with our independent directors to discuss various compliance matters, including any cybersecurity issues, and also delivers a comprehensive Annual Compliance Report to the Board, which report also addresses cybersecurity matters.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “EQS”. We had approximately 1,600 stockholders as of December 31, 2023, 607 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2023, our net asset value per share was $3.55.

The following table reflects the high and low closing sales prices per share of our common stock on the NYSE, and net asset value (“NAV”) per share for each of the three years ended December 31, 2023, by quarter:

	2023				2022				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$1.75	$1.65	$1.55	$1.51	$2.71	$2.70	$2.63	$1.83	$2.23	$1.96	$2.75	$2.48
Low	1.44	1.46	1.35	1.38	2.20	2.35	1.49	1.39	1.61	1.82	1.88	2.12
NAV	2.52	2.96	3.49	3.55	2.77	2.75	2.68	2.61	2.52	2.57	2.68	2.69

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the NYSE Composite Index and the S&P 500 Index for the five years ended December 31, 2023. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2018 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are incorporating by reference Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2022 compared to fiscal year 2021.

Overview

Equus is a BDC that provides financing solutions for privately held middle market and small capitalization companies. We began operations in 1983 and have been a publicly traded closed-end fund since 1991. Our investment objective is to seek the highest total return, consisting of capital appreciation and current income. Consistent with our announced intention to transform Equus into an operating company or a permanent capital vehicle, our shareholders have previously authorized our Board to withdraw our BDC election and, although this authorization has since expired, we expect to receive a further authorization from our stockholders in the future. Nevertheless, we will not withdraw this election unless and until we have entered into a definitive agreement to convert Equus into an operating company or a permanent capital vehicle. Further, we will also require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. See Significant Developments – Authorization to Withdraw BDC Election above.

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2023, 2022 and 2021, we did not incur any non-recurring expenses.

Non-Operating Subsidiary. We have established Equus Total Return (Canada) Inc. as a wholly-owned subsidiary to facilitate payments to Canadian personnel and contractors who provide services to the Fund. We consider Equus Total Return (Canada) Inc. a disregarded entity for accounting purposes, inasmuch as it does not have active operations.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2023, we had invested 43.7% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 100% in membership interests in limited liability companies.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2023, we had $1.7 million in outstanding commitments in our portfolio companies.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions, including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1.5:1. Because of the nature and size of our portfolio investments, we periodically borrow funds to make qualifying investments in order to maintain our qualification as a RIC. During 2023 and 2022, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invest the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they are repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we cannot borrow funds to make such qualifying investments at the end of any future quarter, we may not qualify as a RIC and would become subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

Distributions. So long as we remain a BDC, save for minor exceptions we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake, and we have not previously undertaken, any such share repurchases, nor do we further anticipate taking any such action in 2024.

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

The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. Inasmuch as all existing awards under the Incentive Plan became fully-vested prior to 2021, we recorded no compensation expense relating to awards made under the Incentive Plan for the years ended December 31, 2023, 2022 and 2021.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $40.9 million and $15.7 million as of December 31, 2023 and 2022, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

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

Current Market Conditions

U.S. GDP increased at an annualized rate of 3.3% in the fourth quarter of 2023, substantially higher than consensus estimates for the quarter. GDP growth in the fourth quarter of 2023 also compared favorably to an annualized increase of 2.7% for the fourth quarter of 2022, although down from 4.9% for the third quarter of 2023. Overall, GDP growth was 2.5% for all of 2022, as compared to 2.1% for all of 2022. The slower GDP growth in the fourth quarter of 2023 was largely due to decreases in private inventory investment, federal government spending, residential fixed investment, and consumer spending. The Conference Board is projecting GDP growth of 1.2% for 2024 and 1.4% for 2025. The Congressional Budget Office is predicting 1.5% GDP growth for 2024. (Sources: Bureau of Economic Analysis; The Conference Board; Congressional Budget Office).

As of February 2024, the U.S. unemployment rate stood at 3.7%, and has remained largely stable for a considerable period, fluctuating between 3.4% and 3.8% for the previous 24 months. Most economists, however, do not project this level to continue, as recessionary headwinds and lower growth forecasts suggest an increase during the remainder of 2024. Moreover, the labor participation rate remains at approximately 62.5%, below the pre-pandemic high of 63.3% of February 2020. Most of the recent employment gains in 2022 and 2023 were due to gains in the leisure and hospitality industry, healthcare, construction, and social assistance. (Sources: Bureau of Labor Statistics; Trading Economics).

Beginning in 2021 and continuing through 2022, consumer prices increased the most in four decades, reaching a high of 8.3%, before steadily declining throughout 2023, finishing the year at 3.4%. This trend has continued into January 2024, where the U.S. Bureau of Labor Statistics reported an annualized rate of 3.1%. In view of lower growth projections and other economic headwinds, most analysts predict consumer price increases to taper further to approximately 2.4% for all of 2024. (Sources: U.S. Bureau of Labor Statistics; Forbes).

Global merger and acquisition activity in 2023 was $3.1 trillion, a 14% drop from $3.6 trillion in 2022 which itself was 28% lower than 2021’s all-time high of $5.0 trillion. Biotechnology, energy, and healthcare were the sectors that experienced the most significant dealmaking activity during the year. Higher costs of capital were the principal cause of the continued decline in dealmaking. Most analysts expect consolidation activity in 2024 to increase slightly as a result of pent up demand and stable interest rates. (Source: Dealogic; Wall Street Journal).

Private equity firms experienced a similar slowdown in activity during 2023 which continued a downward trend from 2022 and the highs experienced during the Covid-19 pandemic. Nevertheless, there remains ample undeployed cash, and strong, acquisitive companies, as well as emerging companies in the AI space, appear to be best positioned as some of the candidates for private equity activity in 2024. (Source: PWC; Bloomberg)

During 2023, our net asset value increased from $2.61 per share as of December 31, 2022 to $3.55 per share as of December 31, 2023. As of December 31, 202, our common stock was trading at a 45.2% discount to our net asset value as compared to 59.2% as of December 31, 2023.

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

Year Ended December 31, 2023

As of December 31, 2023, we had total assets of $93.5 million, of which $40.9 million were invested in portfolio investments and $6.5 million were invested in cash and cash equivalents.

As of December 31, 2023, we also had $45.4 million of U.S. Treasury bills and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $45.0 million was invested in U.S. Treasury bills and $0.4 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on January 4, 2024 and we subsequently repaid this margin loan. The margin interest was paid on February 4, 2024.

Operating Activities. We used $51.4 million in cash for operating activities in 2023 principally due to $8.3 million in investments, $4.3 million in fees to professional advisors, director and other, $17.0 million increase in unrealized appreciation, along with $38.9 million increase in net investments in U.S. Treasury bills.

Financing Activities. We provided $39.1 million in cash from financing activities for 2023, principally in connection with borrowings on margin.. We did not declare any dividends in 2023.

Results of Operations Investment Income and Expense

Year Ended December 31, 2023 as compared to Year Ended December 31, 2022

Total income from portfolio securities was $0.3 million for 2023 and $0 for 2022.

Compensation expense increased to $1.9 million in 2023 from $1.6 million in 2022.

As a result of the factors described above, net investment loss after expenses was $4.0 million for 2023 as compared to a net investment loss of $3.6 million in 2022.

Summary of Portfolio Investment Activity

Year Ended December 31, 2023

During 2023, we made an $8.3 million investment in Morgan E&P, LLC.

The following table includes summarizes investment activity during the year ended December 31, 2023 (in thousands):

	Investment Activity
	New Investments			Existing Investments
Portfolio Company	Cash	Non-Cash		Follow-On Cash	PIK	Total
Morgan E&P, LLC	$8,253	$—	$		$—	$8,253

	$8,253	$—	$		$—	$8,253

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

Realized Gains and Losses

Year Ended December 31, 2023

We realized capital gains of $34 thousand as a result of disposition of U.S. Treasury bills.

Year Ended December 31, 2022

We realized capital gains of $1.0 thousand as a result of disposition of U.S. Treasury bills.

Year Ended December 31, 2021

During 2021, we received a combination of escrowed and contingent payments of $3.8 million from the sale of our interest in PalletOne, Inc. in December 2020, realizing a capital gain of $0.4 million.

Changes in Unrealized Appreciation of Portfolio Securities

Year Ended December 31, 2023

During 2023, we recorded an increase of $17.0 million in net unrealized appreciation, from an unrealized appreciation of $7.5 million at December 31, 2022 to a net unrealized appreciation of $24.5 million at December 31, 2023. Such change in unrealized appreciation resulted primarily from the increase in the fair value of our holdings in Morgan E&P, LLC of $22.6 million, principally due to substantial increases in Morgan’s reserves and the reclassification of certain of its proved reserves from undeveloped to producing. The increase in the fair value of Morgan was offset by the decrease in fair value of our holding in Equus Energy, LLC of $5.7 million, principally due to decreases in the forward curve for natural gas and its effect on the economic prospects of Equus Energy regarding future development of its gas properties.

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

Portfolio Securities

As of December 31, 2023, we had active investments in the following portfolio companies:

Morgan E&P, LLC

Morgan E&P, LLC (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. On May 22, 2023, Morgan completed the acquisition of 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota, and acquired approximately 1,100 additional acres on September 26, 2023. The acreage and associated mineral rights were acquired from Pro Energy I LLC (“Pro Energy”), a company whose principals have decades of oil and gas experience and who have themselves drilled over 1,800 horizontal wells in the Williston Basin over a 10-year period. In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. As of December 31, 2023, we advanced Morgan $8.3 million under this facility (See Subsequent Events below where we increased the total amount of the facility to $10.5 million and where we advanced, subsequent to year-end, an additional $2.0 million under the facility). During 2023, Morgan substantially increased its reserves, completed the drilling of two new wells, and also reclassified certain of its proved reserves from undeveloped to producing. As a result, the fair value of this holding was $22.6 million at December 31, 2023.

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests presently represented by 136 producing and non-producing oil and gas wells, including associated development rights of approximately 21,520 acres situated on 10 separate properties in Texas and Oklahoma. On September 30, 2020, the Fund provided an additional $0.6 million in capital to Equus Energy for the purpose of additional working capital. On June 30, 2021, the Fund provided an additional $0.35 million in capital to Equus Energy for the purpose of additional working capital. On December 31, 2022, the Fund provided an additional $0.15 million in capital to Equus Energy for the purpose of additional working capital. The working interests held by Equus Energy range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Burk Royalty, which has operating responsibility for leasehold interests in the Conger Field, representing approximately one-third of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil and gas firm. The fair value of our holding in Equus Energy decreased from $15.65 million at December 31, 2022 to $10.0 million at December 31, 2023, principally due to decreases in the forward curve for natural gas and its effect on the economic viability of Equus Energy’s gas reserves for future development.

Off Balance Sheet Arrangements

Our current office space lease since December 31, 2020 is on a month-to-month basis. Rent expense, inclusive of common area maintenance costs, was $94,000 for the year ended December 31, 2023.

Contractual Obligations

As of December 31, 2023, we had $1.7 million in outstanding commitments to our portfolio company investments.

Dividends

So long as we remain a BDC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 4, 2024, our holding in $45.0 million in U. S. Treasury Bills matured and we repaid our year-end margin loan.

On February 26, 2024, we amended our credit facility with Morgan and increased the total amount that may be drawn under the facility from $10.0 to $10.5 million. Also, during February and March 2024, we advanced Morgan an additional $2.2 million under this facility.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes two portfolio companies and was 84.6% of our net asset value, 43.7% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2023. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

 Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Equus Total Return, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Equus Total Return, Inc. (the “Fund”), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Table of Contents in Item 15(a)(1) (collectively referred to as the “ financial statements”) and the selected per share data and ratios for each of the five years in the period then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations, changes in net assets and its cash flows for each of the three years in the period ended December 31, 2023, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and the selected per share data and ratios, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and the selected per share data and ratios. Our procedures included confirmation of securities owned as of December 31, 2023, and 2022 by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the selected per share data and ratios. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Control Investment

As described in Note 3 to the financial statements, the Fund’s control investment portfolio has a total estimated fair value of $40.9 million at December 31, 2023, which includes $32.6 million of limited liability company investments. These limited liability company investments have been determined to be Level 3 investments and utilize inputs that are unobservable and significant to the fair value measurement. Management engaged an independent third-party firm to assist in the determination of the fair value estimate of the Fund’s limited liability company Investments.

We identified the valuation of the Fund’s limited liability company investments as a critical audit matter. The principal considerations for our determination are significant judgments involved in the determination of (i) the valuation techniques utilized to value these investments which include the guideline transaction method, guideline public company method and the discounted cash flow method, and (ii) the use of unobservable inputs in these valuation techniques which include acreage value, proved reserve multiple, daily production multiple and discount rate. Auditing these elements was complex because it involved especially subjective auditor judgment, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Testing the completeness and accuracy of the underlying information used as inputs in both the guideline transaction method, guideline public company method and the discounted cash flow method.

•	Testing mathematical accuracy of the discounted cash flow method.

•	Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) evaluating the appropriateness of the valuation models applied to each limited liability company investment (ii) evaluating whether unobservable inputs, including the acreage value, proved reserve multiple, daily production multiple, and discount rate were reasonable, and (iii) testing mathematical accuracy of the guideline transaction method and guideline public company method.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2014.

Houston, Texas

April 1, 2024

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $16,364 and $8,111, respectively)	$40,853	$15,650
Total investments in portfolio securities at fair value	40,853	15,650
U.S. Treasury bills	44,955	5,998
Cash and cash equivalents	6,533	19,224
Restricted cash	450	60
Accounts receivable from affiliates	139	350
Accrued interest	225	—
Other assets	393	382
Total assets	93,547	41,664
Liabilities and net assets
Accounts payable	172	107
Accrued compensation	29	321
Accounts payable to related parties	104	1
Borrowing under margin account	44,955	5,998
Total liabilities	45,260	6,427

Commitments and contingencies (See Note 6)

Net assets
Common stock, $.001 par value per share; 100,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively, and 13,586,173 and 13,518,146 shares outstanding as of December 31, 2023 and December 31, 2022, respectively

Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022 respectively
Common stock, par value	$14	$13
Capital in excess of par value	74,785	74,685
Accumulated deficit	(26,512)	(39,461)
Total net assets	$48,287	$35,237
Shares of common stock issued and outstanding, $.001 par value, 100,000 and 50,000 shares authorized, respectively	13,586	13,518
Net asset value per share	$3.55	$2.61

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Investment income:
Interest and dividend income:
Control investments	$225	$—	$—
Total interest and dividend income	225	—	—
Interest from U.S. Treasury bills	24	—	—
Total investment income	249	—	—

Expenses:
Compensation expense	1,937	1,564	1,632
Professional fees	1,110	815	720
Professional liability expenses	661	720	517
Director fees and expenses	334	325	329
General and administrative expenses	133	130	140
Mailing, printing and other expenses	71	56	87
Taxes	13	15	25
Interest expense	25	4	3
Total expenses	4,284	3,629	3,453

Net investment loss	(4,035)	(3,629)	(3,453)

Net realized gain:
Escrow receivable	—	—	429
U.S. Treasury bills	34	1	—
Net realized gain	34	1	429

Net unrealized appreciation of portfolio securities:
Control investments	16,950	2,500	5,650
Net change in net unrealized appreciation of portfolio securities	16,950	2,500	5,650

Income Taxes
Federal and state income, excise and other taxes	—	—	(38)

Net increase (decrease) in net assets resulting from operations	$12,949	$(1,128)	$2,588

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.96	$(0.08)	$0.19
Weighted average shares outstanding:
Basic and diluted	13,526	13,518	13,518

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2021	13,518	$13	$56,142	$(22,378)	$33,777

Recharacterization of net capital gains	—	—	18,543	(18,543)	—

Net increase in net assets resulting from operations	—	—	—	2,588	2,588

Balances as of December 31, 2021	13,518	13	74,685	(38,333)	36,365

Net decrease in net assets resulting from operations	—	—	—	(1,128)	(1,128)

Balances as of December 31, 2022	13,518	13	74,685	(39,461)	35,237

Issuance of shares	68	1	100	—	101

Net imcrease in net assets resulting from operations	—	—	—	12,949	12,949

Balances as of December 31, 2023	13,586	$14	$74,785	$(26,512)	$48,287

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Reconciliation of increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net increase (decrease) in net assets resulting from operations	$12,949	$(1,128)	$2,588
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gain):
Escrow receivable	—	—	(429)
U.S. Treasury bills	(34)	(1)	—
Net change in unrealized appreciation of portfolio securities:
Control investments	(16,950)	(2,500)	(5,650)
Purchase of portfolio securities	(8,253)	(150)	(350)
Net proceeds from dispositions of portfolio securities	—	—	429
(Purchases) sales of U.S. Treasury bills, net	(38,923)	(3,497)	21,500
Changes in operating assets and liabilities:
Accounts receivable from affiliates	211	—	—
Accrued interest and dividend receivable	(225)	—	—
Accrued escrow receivable	—	—	3,413
Other assets	(11)	(6)	(195)
Accounts payable and accrued liabilities	(227)	(410)	(206)
Accounts payable to related parties	103	(12)	11
Net cash (used in) provided by operating activities	(51,359)	(7,704)	21,111
Cash flows from financing activities:
Borrowings under margin account	85,923	16,997	2,500
Repayments under margin account	(46,966)	(13,499)	(24,000)
Issuance of common stock	101	—	—
Net cash provided by (used in) financing activities	39,058	3,498	(21,500)
Net (decrease) in cash and cash equivalents	(12,301)	(4,206)	(390)
Cash and cash equivalents and restricted cash at beginning of period	19,284	23,490	23,879

Cash and cash equivalents and restricted cash at end of period	$6,983	$19,284	$23,490
Supplemental disclosure of cash flow information:
Interest paid	$25	$4	$4
Income taxes paid	$13	$53	$25

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2023	2022	2021	2020	2019

Investment income	$0.02	$—	$—	$0.02	$0.03
Expenses	0.33	0.27	0.26	0.38	0.28

Net investment loss	(0.31)	(0.27)	(0.26)	(0.36)	(0.25)

Net realized gain (loss)	0.00	0.00	0.03	1.37	(0.20)
Net change in unrealized appreciation of portfolio securities	1.25	0.19	0.42	(2.05)	0.58
Net change in unrealized depreciation of portfolio securities - related party	—	—	—	0.13	0.03
Net increase (decrease) in net assets resulting from operations	0.94	(0.08)	0.19	(0.91)	0.16
Capital transactions:
Shares issued for portfolio securities	—	—	—	0.01	0.02
Dilutive effect of shares issued	—	—	—	—	—
Decrease in net assets resulting from capital transactions	—	—	—	0.01	0.02
Net increase (decrease) in net assets	0.94	(0.08)	0.19	(0.90)	0.18
Net assets at beginning of period	2.61	2.69	2.50	3.40	3.22
Net assets at end of period, basic and diluted	$3.55	$2.61	$2.69	$2.50	$3.40
Weighted average number of shares outstanding during period,
in thousands	13,526	13,518	13,518	13,518	13,518
Market price per share:
Beginning of period	$1.43	$2.38	$2.16	$1.82	$1.96
End of period	$1.45	$1.43	$2.38	$2.16	$1.82
Selected information and ratios:
Ratio of expenses to average net assets	10.26%	10.14%	9.77%	13.00%	8.36%
Ratio of net investment loss to average net assets	(9.66%)	(10.14%)	(9.77%)	(12.20%)	(7.58%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	31.01%	(3.15%)	7.38%	(30.82%)	4.86%
Total return on market price (1)	1.40%	(39.92%)	10.19%	18.68%	(7.14%)

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2023

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Equus Energy, LLC (4) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$10,000
Morgan E&P, LLC (4) Houston, TX	Energy	April 2023	Member interest (100%)		—	22,600
			12% senior secured promissory note due 5/26 (5)	$8,253	8,253	8,253
					8,253	30,853
Total Control Investments: Majority-owned (represents 47.6% of total investments at fair value)					16,364	40,853
U.S. Treasury Bills
U.S. Treasury Bill	Government	December 2023	UST 0% 1/24	44,955	44,955	44,955
Total U.S. Treasury bills (represents 52.4% of total investments at fair value)					44,955	44,955
Total Investments					$61,319	$85,808

(1) Under Section 55 (a) of the 1940 Act, qualifying assets must represent at least 70% of total assets at the time of acquisitions of any non-qualifying assets. As of none of the Fund's total assets were considered non-qualifying assets. See Note 3 to the financial statements, Valuation of Investments.

(2) See Note 3 to the financial statements, Valuation of Investments.

(3) Majority-owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting secu

(4) Level 3 Portfolio Investments

(5) Income-producing

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2023

(in thousands, except share data)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2023, we had invested 43.7% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2023, none of our investments are considered non-qualifying assets as all of our investments are in enterprises that are considered eligible portfolio companies the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 100% of the total value of the investments in portfolio securities as of December 31, 2023.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes our two remaining portfolio companies and was 70.1% of our net asset value, 50.4% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2023. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2023 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$8,111	$32,600	67.5%
Secured and subordinated debt	8,253	8,253	17.1%

Total	$16,364	$40,853	84.6%

 The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2023 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$40,853	84.6%
Total	$40,853	84.6%

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

(1) Under Section 55 (a) of the 1940 Act, qualifying assets must represent at least 70% of total assets at the time of acquisitions of any non-qualifying assets. As of none of the Fund's total assets were considered non-qualifying assets. See Note 3 to the financial statements, Valuation of Investments.

(2) See Note 3 to the financial statements, Valuation of Investments.

(3) Majority-owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting secu

(4) Level 3 Portfolio Investments

(5) Income-producing

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

As an investment company classified as a business development company (“BDC”) under the Investment Company Act of 1940 (hereafter, the “1940 Act”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the 1940 Act. Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly- traded entities with a market capitalization exceeding $250 million. As of December 31, 2022, we had invested 37.6% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2022, all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to a portfolio company that comprises 100% of the total value of the investments in portfolio securities as of December 31, 2022.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(1)  ORGANIZATION AND BUSINESS PURPOSE

About the Company—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. On January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved the restatement of our Certificate of Incorporation to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000, and the number of our authorized shares of preferred stock from 5,000,000 to 10,000,000. As of December 31, 2023, we had 13,586,173 shares of common stock outstanding and no shares of preferred stock outstanding.

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

We elected to be treated as a BDC under the Investment Company Act of 1940 Act (“1940 Act”), although our shareholders have previously authorized us to withdraw this election and, although such authorization has expired, will likely do so again in the future. We currently qualify as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income- producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margins Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

(2)  LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2023, we had cash and cash equivalents of $6.5 million. We had $40.9 million of our net assets of $48.3 million invested in portfolio securities. We also had $45.4 million of U.S. Treasury bills and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $45.0 million was invested in U.S. Treasury bills and $0.4 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured January 4, 2024 and we subsequently repaid this margin loan. The margin interest was paid on February 4, 2024.

As of December 31, 2022, we had cash and cash equivalents of $19.3 million. We had $15.7 million of our net assets of $35.2 million invested in portfolio securities. We also had $6.0 million of U.S. Treasury bills and restricted cash, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $6.0 million was invested in U.S. Treasury bills and $0.06 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured January 3, 2023 and we subsequently repaid this margin loan. The margin interest was paid on February 3, 2023.

During 2023 and 2022, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we continue to be a BDC, failure to continue to qualify as a RIC could be material to us and our stockholders.

(3)  SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements:

Earnings Per Share—Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of shares of common stock outstanding for the period. Other potentially dilutive common stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although we believe the estimates and assumptions used in preparing these financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates. We have identified valuation of investments and revenue recognition as our most critical accounting estimates.

Consolidation—In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, we do not consolidate portfolio company investments. Under Accounting Standards Committee (“ASC”) 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the years ended December 31, 2023 and 2022.

As of December 31, 2023, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2023
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Control investments	$40,853	$—	$—	$40,853
Total investments	40,853	—	—	40,853
U.S. Treasury bills	44,955	44,955	—	—
Total investments	$85,808	$44,955	$—	$40,853

As of December 31, 2022, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2022
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Control investments	$15,650	$—	$—	$15,650
Total investments	15,650	—	—	15,650
U.S. Treasury bills	5,998	5,998	—	—
Total investments	$21,648	$5,998	$—	$15,650

The following table provides a reconciliation of fair value changes during 2023 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2023	$15,650	$—	$—	$15,650
Change in unrealized appreciation	16,950	—	—	16,950
Purchases of portfolio securities	8,253	—	—	8,253
Fair value as of December 31, 2023	$40,853	$—	$—	$40,853

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

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields, discount rates, or an increase/(decrease) in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding increase/(decrease), respectively, in the fair value of certain of our investments. In the case of our holdings in Morgan and Equus Energy, we may also consider acreage value, proved reserve multiples, daily production multiples, and discount rates.

Finally, industry trends, market forecasts, and comparable transactions in sectors in which we hold a Level 3 investment are also taken into account when assessing the value of these investments.

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2023:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500	$11,000	$4,062
Equus Energy, LLC	$ 10,000	Guideline Transaction Method	Proved Reserve Multiple	4.2x	10.9x	9.0x
			Daily Production Multiple	19,577.2x	47,197.76x	41,648.4x
		Discounted Cash Flow	Discount Rate	12.8%	12.8%	12.8%

		Guideline Public Company Method	Proved Reserve Multiple	10,180x	13,953x	12,067x
			Daily Production Multiple	44,054x	58,025x	51,040x
Morgan E&P, LLC	22,600	Guideline Transaction Method	Proved Reserve Multiple	8,878x	12,716x	10,797x
			Daily Production Multiple	32,565x	59,790x	46,178x
		Discounted Cash Flow	Discount Rate	10.9%	12.9%	11.90%

Senior debt
Morgan E&P, LLC	8,253	Yield analysis	Discount for lack of marketability	11.13%	12.0%	11.57%

	$ 40,853

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

The various weighted averages in the table above were determined based on acreage, reserves, production and, in the case of discount rates, an arithmetic average of minimum and maximum rates. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

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

Investment Transactions— Investment transactions are recorded at fair value on the trade date. Current-period changes in fair value of investments are reflected as a component of the net unrealized appreciation of portfolio securities on the Statements of Operations. The net change in unrealized appreciation primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses for investments sold during the period. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. As of December 31, 2023, we have no assets going through foreclosure. Realized gains and losses on investments sold are computed on a specific identification basis.

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

Cash and Cash Equivalents and Restricted Cash— Cash includes unrestricted demand deposits at highly rated financial institutions and highly liquid investments with original maturities of three months or less. The Company’s cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits from time to time. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result due to the financial position and creditworthiness of the depository institutions in which those deposits are held. We include our investing activities within cash flows from operations.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows as of December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
Cash and cash equivalents at end of period	$6,533	$19,224	$23,465
Restricted cash at end of period	450	60	25
Cash and cash equivalents and restricted cash at end of period	$6,983	$19,284	$23,490

Taxes—Although we are not required to maintain our RIC status as a BDC, historically, we have nevertheless complied with the requirements of the Code necessary to qualify as a RIC and, as such, are generally not subject to federal income taxes on otherwise taxable income (including net realized capital gains) if distributed to stockholders. For the year ended December 31, 2023, no tax accrual for income or excise tax was made. For the year ended December 31, 2021, we accrued a $0.04 million in corporate level income and excise tax in lieu of making a distribution of the net capital gain for the sale of PalletOne, Inc. This tax was paid in March 2022. We borrow money from time to time to maintain our tax status under the Code as a RIC. See Note 1 for discussion of Taxable Subsidiaries and see Note 2 for further discussion of the Fund’s RIC borrowings.

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, we paid Delaware Franchise tax in the amount of $0.03 million for the year ended December 31, 2023, $0.02 million for the year ended December 31, 2022, $0.03 million for the year ended December 31, 2021, respectively.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. For the year ended December 31, 2023, no state income tax is expected. No state income tax was due for the years ended December 31, 2022 and 2021.

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Balance Sheet as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Accumulated undistributed net investment losses	$(51,465)	$(47,430)
Unrealized appreciation of portfolio securities, net	24,489	7,539
Accumulated undistributed net capital gains	464	430
Accumulated deficit	$(26,512)	$(39,461)

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of December 31, 2020, all shares were vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. Inasmuch as all existing awards under the Incentive Plan became fully-vested prior to 2021, we recorded no compensation expense relating to awards made under the Incentive Plan for the years ended December 31, 2023, 2022 and 2021.

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

As a RIC, our tax liability is dependent upon whether an election is made to distribute taxable investment income and capital gains above any statutory requirement. For the year ended December 31, 2022, we have incurred net investment losses and no net capital gains or losses. As such, no income or excise tax was accrued or paid. While we incurred net investment losses and had net realized capital gains for the year ended December 31, 2021, we accrued $0.04 million in corporate level income and excise tax in lieu of making a distribution. This tax was paid in March 2022.

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

There were no material book-to-tax differences for net investment income/losses, realized gains or unrealized appreciation/depreciation. For the years ended December 31, 2023 and December 31, 2022, there are no capital loss carryforwards.

Reclassification of returns of capital had no material book to tax differences for the three years ended December 31, 2023 and therefore has no material book to tax differences impacting accumulated earnings during that three-year period.

We believe that any aggregate exposure for uncertain tax positions should not have a material impact on our financial statements as of December 31, 2023 or December 31, 2022. An uncertain tax position is measured as the largest amount of tax return benefits that does not have a greater than 50% likelihood of being realized upon ultimate settlement. We have not recorded an adjustment to our financial statements related to any uncertain tax positions. We will continue to evaluate our tax positions and recognize any future impact of uncertain tax positions as a charge to income in the applicable period in accordance with promulgated standards.

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state tax returns for 2020 through 2023 remain open to examination. We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

(6)	COMMITMENTS AND CONTINGENCIES

Lease Commitments. We had an operating lease for office space that expired in September 2014. Our current office space lease is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $93,000 for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. We have no other leases.

Portfolio Companies. As of December 31, 2023 and December 31, 2022, we had $1.7 million and $0 in outstanding commitments to our portfolio company investments. Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

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

(7)	PORTFOLIO SECURITIES

2023 Portfolio Activity

The following table summarizes significant investment activity during the year ended December 31, 2023 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$8,253	$—	$—	$—	$8,253

	$8,253	$—	$—	$—	$8,253

During 2023, we recorded an increase of $17.0 million in net unrealized appreciation, from an unrealized appreciation of $7.5 million as of December 31, 2022 to a net unrealized appreciation of $24.5 million as of December 31, 2023. Such change in unrealized appreciation resulted primarily from the increase in the fair value of our holdings in Morgan E&P, LLC of $22.6 million, principally due to substantial increases in Morgan’s reserves and the reclassification of certain of its proved reserves from undeveloped to producing. The increase in the fair value of Morgan was offset by the decrease in fair value of our holding in Equus Energy, LLC of $5.7 million, principally due to decreases in the forward curve for natural gas and its effect on the economic prospects of Equus Energy regarding future development of its gas properties.

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

Below is selected financial information from the audited financial statements of Equus Energy as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021 (in thousands):

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$71	$205
Accounts receivable	167	208
Other current assets	—	12
Total current assets	238	425
Oil and gas properties	8,173	8,155
Less: accumulated depletion, depreciation and amortization	(8,097)	(8,095)
Net oil and gas properties	77	60
Total assets	$315	$485

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$105	$110
Due to affiliate	126	350
Total current liabilities	231	460
Asset retirement obligations	233	216
Total liabilities	464	676

Total member's deficit	$(149)	$(191)

Total liabilities and member's deficit	$315	$485

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021

Operating revenue	$646	$1,063	$855
Operating expenses
Direct operating expenses	504	420	595
Gain on sale of oil and gas properties	—	—	(22)
Depletion, depreciation, amortization and accretion	4	4	7
Impairment of oil and gas properties	—	—	32
Salaries	324	383	-
Professional fees	654	713	306
General and administrative	117	75	6
Total operating expenses	1,603	1,596	924
Loss from operations	(958)	(533)	(69)
Non-operating income
Other income	1,000	—	—
Total other income	1,000	—	—
Net income (loss)	$42	$(533)	$(69)

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:

Net income (loss)	$42	$(533)	$(69)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depletion, depreciation and amortization	2	2	—
Gain on sale of oil and gas properties	—	—	(22)
Accretion expense	2	2	7
Impairment	—	—	32
Changes in operating assets and liabilities:
Accounts receivable	41	7	(138)
Prepaid expenses and other current assets	12	(12)	—
Accounts payable and accrued liabilities	(5)	7	(127)
Due to parent	(224)	—	—
Net cash provided by (used in) operating activities	(130)	(527)	(317)

Cash flows from investing activities:
Investment in oil & gas properties	(18)	(58)	(36)
Sale of oil & gas properties	—	—	22
Net cash used in investing activities	(18)	(58)	(14)

Cash flows from financing activities:
Capital contribution	—	150	350
Net cash (used in) provided by investing activities	—	150	350
Net (decrease) increase in cash	(134)	(435)	19
Cash and cash equivalents at beginning of period	205	640	621
Cash and cash equivalents at end of period	$71	$205	$640

(9)	MORGAN E&P, LLC

Morgan E&P, LLC (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. On May 22, 2023, Morgan completed the acquisition of 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota, and acquired approximately 1,100 additional acres on September 26, 2023. The acreage and associated mineral rights were acquired from Pro Energy I LLC (“Pro Energy”).

Under the terms of the Purchase and Sale Agreement entered into by Morgan and Pro Energy, Morgan is required to drill and complete a minimum of six wells within 18 months of receiving the first drilling permits. The average cost of drilling a new horizontal well is approximately $8.2 million.

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. As of December 31, 2023, Morgan had drawn $8.3 million under this facility. (See Subsequent Events below where we increased the total amount of the facility to $10.5 million and where we advanced, subsequent to year-end, an additional $2.0 million under the facility).

Below is summarized audited condensed consolidated financial information for Morgan E&P, LLC as of December 31, 2023 and for the period from inception (April 3, 2023) through December 31, 2023, respectively, (in thousands):

MORGAN E&P, LLC

Condensed Balance Sheets

December 31, 2023
Assets:
Cash and cash equivalents	$2,441
Oil and gas receivables:
Revenue receivables	464
Joint interest billing receivables	1,391
Prepaids and other current assets	133
Current assets	4,428

Property, plant and equipment
Oil and gas properties, net-full cost method	10,326
Operating lease - right-of-use assets	270
Other property, plant and equipment, net	46
Total property, plant and equipment - net	10,643
Total assets	$15,071

Liabilities and member's deficit

Current liabilities
Accounts payable	$2,372
Revenue payable	221
Prepayments from working interest owners	122
Current portion of lease liabilities	28
Due to parent	13
Accrued liabilities	5,383
Total current liabilities	8,129

Long-term liabilities
Asset retirement obligations	4
Long-term operating lease liabilities	254
Note payable - Due to parent	8,253
Long-term accrued liabilities	225
Total long-term liabilities	8,736
Total liabilities	16,875

Retained deficit	(1,804)
Total member's deficit	$(1,804)
Total liabilities and member's deficit	$15,071

MORGAN E&P, LLC

Condensed Statements of Operations

From inception (April 3, 2023) to
December 31, 2023

Oil and gas revenues	$270

Operating costs and expenses
Lease operating expense	268
Production and ad valorem taxes	27
Depreciation, depletion, and amortization	60
General and administrative	1,510
Total operating costs and expenses	1,865
Loss from operations	(1,595)
Other income (expense)
Interest income	16
Interest expense	(225)
Total other income and expenses, net	(209)
Net loss	$(1,804)

MORGAN E&P, LLC

Condensed Statements of Cash Flows

From inception (April 3, 2023) through
December 31, 2023
Cash flows from operating activities:
Net loss	$(1,804)
Adjustments to reconcile net income to cash flows
used in operating activities:
Depreciation, depletion, amortization	60
Amortization of right-of-use assets	12
Changes in operating assets and liabilities:
Revenue receivables	(464)
Joint interest billing receivables	(291)
Prepaids and other current assets	(133)
Accounts payable	85
Revenue payable	221
Prepayments from working interest owners	1,701
Accounts payable - Due to parent	13
Accrued liabilities	1,035
Net cash provided used in operating activities	436
Cash flows from investing activities:
Additions to oil and gas properties	(5,700)
Acquisition of oil and gas properties	(500)
Additions to other property, plant and equipment	(48)
Net cash used in investing activities	(6,248)

Cash flows from financing activities:
Proceeds from note payable - Due to parent	8,253
Net cash used by financing activities	8,253

Net change in cash	2,441
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$2,441

(10)	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards—We consider the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on our financial statements.

Accounting Standards Not Yet Adopted—In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the consolidated financial statements

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Accounting Standards Recently Adopted— In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. There was no impact on the financial statements or financial statement disclosures.

(11)	SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 4, 2024, our holding in $45.0 million in U. S. Treasury Bills matured and we repaid our year-end margin loan.

On February 26, 2024, we amended our credit facility with Morgan and increased the total amount that may be drawn under the facility from $10.0 to $10.5 million. Also, during February and March 2024, we advanced Morgan an additional $2.2 million under this facility.

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

The Fund, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Fund’s internal control over financial reporting includes, among others, those policies and procedures that pertain to assets of the Fund including, in particular, the fair value of portfolio investments held by the Fund.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management performed an assessment of the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2023, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Fund did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weaknesses described below.

A material weakness was identified in our internal control over financial reporting relating to the design and operation of management review over the valuation of the Fund’s portfolio investment, including management’s review procedures over the completeness and accuracy of the underlying data and information supplied to third parties assisting management by recommending a range of reasonable fair values.

Although this material weakness did not result in a material misstatement of our consolidated financial statements for the periods presented, there is a possibility that, had the material weakness continued undetected, it could have led to a material misstatement of portfolio fair values and related disclosures. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Fund’s financial condition, results of its operations, changes in its net assets and its cash flows for the periods presented. We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate.

We have begun the process of, and we are focused on, enhancing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•	Enhancing existing controls that address the completeness and accuracy of underlying data and information supplied to third parties assisting management in its determination of fair value and in the performance of management review controls over the valuation of the Fund’s portfolio securities; and

•	Enhancing policies and procedures to improve the precision of review and evidence of review procedures performed to demonstrate effective design and operation of such controls.

We believe our planned actions to enhance our processes and controls will address the material weakness, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2024 (the “2024 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2024 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates

Item 16. Form 10-K Summary

Not Included.

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)
		Year Ended December 31, 2022
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income(d)	As of December 31, 2021 Fair Value	Gross Additions(b)	Gross Reductions(c)	Decrease in Unrealized Appreciation / Depreciation	As of December 31, 2022 Fair Value
Control Investments: Majority-owned

Equus Energy, LLC	Member interest (100%)	$—	$13,000	$150	$—	$2,500	$15,650

Total Control Investments: Majority-owned		—	13,000	150	—	2,500	15,650
Total Control Investments		$—	$13,000	$150	$—	$2,500	$15,650

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2023.

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

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 23, 2010.]

10.       Material Contracts.

(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(b)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(e)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

23.	Consent of Experts and Counsel *

(1)	Consent of Independent Accountants, BDO USA, P.C.

31.	Rule 13a-14(a)/15d-14(a) Certifications *

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification *

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

97.	Policy Relating to Recovery of Erroneously Awarded Compensation *

(1)	Equus Total Return, Inc. Compensation Recoupment Policy

99.	Equus Energy, LLC and Subsidiary and Morgan E&P, LLC *

(1)	Consolidated Financial Statements of Equus Energy, LLC and Subsidiary as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021

(2)	Financial Statements of Morgan E&P, LLC as of December 31, 2023 for the period from inception (April 3, 2023) through December 31, 2023

* Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: April 1, 2024	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	April 1, 2024
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	April 1, 2024
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	April 1, 2024
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	April 1, 2024
Robert L. Knauss

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	April 1, 2024
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024
L’Sheryl D. Hudson

