Form 10-Q
period 2024-03-31
EQUUS TOTAL RETURN, INC.
filed 2024-05-15
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

 There were 13,586,173 shares of the registrant’s common stock, $.001 par value, outstanding, as of March 31, 2024.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	March 31, 2024	December 31, 2023

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $18,611 and $16,364, respectively)	$41,750	$40,853
Total investments in portfolio securities at fair value	41,750	40,853
U.S. Treasury bills	52,970	44,955
Cash and cash equivalents	3,050	6,533
Restricted cash	530	450
Accounts receivable from affiliates	139	139
Accrued interest	508	225
Other assets	192	392
Total assets	99,139	93,547
Liabilities and net assets
Accounts payable	166	172
Accrued compensation	2	29
Accounts payable to related parties	109	104
Borrowing under margin account	52,970	44,955
Total liabilities	53,247	45,260

Commitments and contingencies (See Note 2)

Net assets
Common stock, $.001 par value per share; 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively, and 13,586,173 shares outstanding as of March 31, 2024 and December 31, 2023, respectively

Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023 respectively
Common stock, par value	$14	$14
Capital in excess of par value	74,785	74,785
Accumulated deficit	(28,907)	(26,512)
Total net assets	$45,892	$48,287
Net asset value per share	$3.38	$3.55

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Investment income:
Interest income:
Control investments	$283	$—
Total interest income	283	—
Interest from U.S. Treasury bills	—	6
Total investment income	283	6

Expenses:
Professional fees	567	400
Compensation expense	428	417
Professional liability expenses	150	184
Director fees and expenses	84	80
Mailing, printing and other expenses	65	22
General and administrative expenses	33	35
Taxes	14	—
Interest expense	32	1
Total expenses	1,373	1,139

Net investment loss	(1,090)	(1,133)

Net realized gain:
U.S. Treasury bills	45	2
Net realized gain	45	2
Net unrealized appreciation of portfolio securities:
Control investments	(1,350)	—

Net change in net unrealized appreciation of portfolio securities	(1,350)	—

Net increase (decrease) in net assets resulting from operations	$(2,395)	$(1,131)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.17)	$(0.08)
Weighted average shares outstanding:
Basic and diluted	13,586	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2023	13,518	$13	$74,685	$(39,461)	$35,237

Net decrease in net assets resulting from operations	—	—	—	(1,131)	(1,131)

Balances as of March 31, 2023	13,518	$13	$74,685	$(40,592)	$34,106

Balances as of January 1, 2024	13,586	$14	$74,785	$(26,512)	$48,287

Net decrease in net assets resulting from operations	—	—	—	(2,395)	(2,395)

Balances as of March 31, 2024	13,586	$14	$74,785	$(28,907)	$45,892

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Reconciliation of decrease in net assets resulting from operations to net cash used in operating activities:

Net decrease in net assets resulting from operations	$(2,395)	$(1,131)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
U.S. Treasury bills	(45)	(2)
Purchase of portfolio securities	(2,247)	—
Purchases of U.S. Treasury bills, net	(7,970)	(3,992)
Net change in net unrealized appreciation of portfolio securities
Control investments	1,350	—
Changes in operating assets and liabilities:
Accounts receivable from affiliates	—	(500)
Accrued interest receivable	(283)	—
Other assets	200	183
Accounts payable and accrued liabilities	(33)	(67)
Accounts payable to related parties	5	29
Net cash used in operating activities	(11,418)	(5,480)
Cash flows from financing activities:
Borrowings under margin account	52,970	9,992
Repayments under margin account	(44,955)	(5,998)
Net cash provided by financing activities	8,015	3,994
Net decrease in cash and cash equivalents	(3,404)	(1,486)
Cash and cash equivalents and restricted cash at beginning of period	6,983	19,284

Cash and cash equivalents and restricted cash at end of period	$3,580	$17,798
Supplemental disclosure of cash flow information:
Interest paid	$—	$1
Income taxes paid	$14	$—

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ended March 31,
	2024	2023

Investment income	$0.02	$—
Expenses	(0.09)	(0.09)
Net investment loss	(0.07)	(0.09)
Net change in net unrealized appreciate of portfolio securities	(0.10)	—

Net decrease in net assets	(0.17)	(0.09)
Net assets at beginning of period	3.55	2.61
Net assets at end of period, basic and diluted	$3.38	$2.52
Weighted average number of shares outstanding during period,
in thousands	13,586	13,518
Market price per share:
Beginning of period	$1.45	$1.43
End of period	$1.46	$1.56
Selected information and ratios:
Ratio of expenses to average net assets	(2.92%)	(3.28%)
Ratio of net investment loss to average net assets	(2.31%)	(3.27%)
Ratio of net increase in net assets resulting from operations to average net assets	(5.09%)	(3.26%)
Return on net asset value	(4.96%)	(3.45%)
Total return on market price (1)	0.69%	9.09%

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

March 31, 2024

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Equus Energy, LLC (4) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$10,000
Morgan E&P, LLC (4) Houston, TX	Energy	April 2023	Member interest (100%)		—	21,250
			12% senior secured promissory note due 5/26 (5)	$10,500	10,500	10,500
					10,500	31,750
Total Control Investments: Majority-owned (represents 44.1% of total investments at fair value)					18,611	41,750
Temporary Cash Investments
U.S Treasury Bill
U.S. Treasury Bill	Government	March 2024	UST 0% 4/24	52,970	52,970	52,970
Total Temporary Cash Investments (represents 55.9% of total investments at fair value)					52,970	52,970
Total Investments					$71,591	$94,720

(1)Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of March 31, 2024 none of the Fund’s total assets were considered non-qualifying assets.

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

March 31, 2024

(Unaudited)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2024, we had invested 42.1% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of March 31, 2024, none of our investments are considered non-qualifying assets, inasmuch as all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 100% of the total value of the investments in portfolio securities as of March 31, 2024.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes our two remaining portfolio companies and was 91.0% of our net asset value, 42.1% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of March 31, 2024. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2024 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$8,111	$31,250	68.1%
Secured and subordinated debt	10,500	10,500	22.9%

Total	$18,611	$41,750	91.0%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2024

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$41,750	91.0%
Total	$41,750	91.0%

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

(1)Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of December 31, 2023 none of the Fund’s total assets were considered non-qualifying assets.

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

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2023, we had invested 43.7% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2023, none of our investments are considered non-qualifying assets, inasmuch as all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 100% of the total value of the investments in portfolio securities as of December 31, 2023.

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

March 31, 2024

(Unaudited)

 (1)       Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. As of March 31, 2024, we had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, of which 13,568,173 shares of common stock and no shares of preferred stock were outstanding.

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

Impact of Economic and Geopolitical Events on the Oil and Gas Sector—Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to rise again in the third quarter of 2023, retreated during the fourth quarter of 2023, and have increased significantly since the beginning of 2024 and stood at $83.17 as of March 31, 2024. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and have thereafter remained generally stable, finishing the first quarter of 2024 at $1.76 per MMBTU. Recent oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights, as well as in the Williston Basin region in North Dakota where Morgan E&P, LLC holds its development rights.

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

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC.

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

Cash and Cash Equivalents—As of March 31, 2024, we had cash and cash equivalents of $3.0 million. We had $41.8 million of our net assets of $45.9 million invested in portfolio securities.

As of December 31, 2023, we had cash and cash equivalents of $6.5 million. We had $40.9 million of our net assets of $48.3 million invested in portfolio securities.

We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and Temporary Cash Investments—As of March 31, 2024, we had $53.5 million of restricted cash and temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $53.0 million was invested in U.S. Treasury bills and $0.5 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured on April 4, 2024 and April 9, 2024, and we subsequently repaid this margin loan, plus interest.

As of December 31, 2023, we had $45.4 million of restricted cash and of temporary cash investments, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $45.0 million was invested in U.S. Treasury bills and $0.4 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury bills matured January 4, 2024 and we subsequently repaid this margin loan, plus interest.

Dividends—So long as we remain a BDC, we will pay out net investment income and/or realized net capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. We had no follow-on commitments as of March 31, 2024.

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

As of March 31, 2024, we borrowed $53.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $53.5 million.

As of December 31, 2023, we borrowed $45.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and temporary cash investments in U.S. Treasury bills of $45.4 million.

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

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the second quarter of 2024, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

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

In estimating the fair values of our equity interest in Equus Energy, we have given more emphasis to a market approach that examines developed and undeveloped reserves and mineral acreage values, as well as a market approach that examines comparable industry transactions involving oil and gas assets in proximity to the leasehold interests held by Equus Energy. In estimating the fair values of our equity interest in Morgan, we have given more emphasis to a market approach that examines Morgan’s reserves and production multiples, as well as an income approach that examines expected cash flows from the development of leasehold interests held by Morgan. Our management received advice and assistance from a third-party valuation firm to support our determination of the fair value of these investments.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the three months ended March 31, 2024 and the year ended December 31, 2023.

As of March 31, 2024, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of March 31, 2024
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$41,750	$—	$—	$41,750
Total investments	41,750	—	—	41,750
U.S. Treasury bills	52,970	52,970	—	—
Total investments and U.S. Treasury bills	$94,720	$52,970	$—	$41,750

As of December 31, 2023, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2023
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$40,853	$—	$—	$40,853
Total investments	40,853	—	—	40,853
U.S. Treasury bills	44,955	44,955	—	—
Total investments and U.S. Treasury bills	$85,808	$44,955	$—	$40,853

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2024 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2024	$40,853	$—	$—	$40,853
Purchases of portfolio securities	2,247	—	—	2,247
Change in unrealized appreciation	(1,350)	—	—	(1,350)
Fair value as of March 31, 2024	$41,750	$—	$—	$41,750

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2023 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2023	$15,650	$—	$—	$15,650
Fair value as of March 31, 2023	$15,650	$—	$—	$15,650

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
Equus Energy, LLC			Acreage Value (per acre)	$1,500	$11,000	$4,062
	$ 10,000	Guideline Transaction Method	Proved Reserve Multiple	4.4x	10.9x	9.1x
			Daily Production Multiple	18,357.4x	46,812.2x	41,330.7x
		Discounted Cash Flow	Discount Rate	11.1%	11.1%	11.1%

Morgan E&P, LLC		Guideline Public Company Method	Proved Reserve Multiple	11,703x	14,559x	13,131x
			Daily Production Multiple	42,832x	57,117x	49,975x
	21,250	Guideline Transaction Method	Proved Reserve Multiple	8,969x	12,818x	10,894x
			Daily Production Multiple	34,222x	54,498x	44,360x
		Discounted Cash Flow	Discount Rate	10.4%	12.1%	11.25%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Discount for lack of marketability	11.54%	12.0%	11.77%

	$ 41,750

        The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2023 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

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

Investment Transactions— Investment transactions are recorded at fair value on the trade date. Current-period changes in fair value of investments are reflected as a component of the net unrealized appreciation of portfolio securities on the Statements of Operations. The net change in unrealized appreciation primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses for investments sold during the period. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. As March 31, 2024, we have no assets going through foreclosure. Realized gains and losses on investments sold are computed on a specific identification basis.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Accumulated undistributed net investment losses	$(52,555)	$(51,465)
Unrealized appreciation of portfolio securities, net	23,139	24,489
Accumulated undistributed net capital gains	509	464
Accumulated deficit	$(28,907)	$(26,512)

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended March 31, 2024, and we expect no in state income tax for the year ended December 31, 2023.

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We exclude “Restricted Cash and Temporary Cash Investments” used for purposes of complying with RIC requirements from cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents at end of period	$3,050	$6,533
Restricted cash at end of period	530	450
Cash and cash equivalents and restricted cash at end of period	$3,580	$6,983

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

(5)       Portfolio Securities

In the second quarter of 2023, we established Morgan E&P, LLC (“Morgan”) as a wholly-owned subsidiary of the Fund. In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. Morgan utilized $500,000 of this facility to acquire its initial 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota as described in Note 9 - Morgan E&P, LLC below. During the third quarter of 2023, Morgan also acquired an additional 1,100 net acres in this region. During the fourth quarter of 2023, Morgan sold certain of its wellbore interest in its initial two wells to a third party for $5.6 million in cash in exchange for a net revenue interest of approximately 27% in these wells.

In February 2024, we amended our credit facility with Morgan and increased the total amount that may be drawn under the facility from $10.0 to $10.5 million and, during the first quarter of 2024, we advanced Morgan an additional $2.2 million thereunder. As of March 31, 2024, our debt facility with Morgan had been fully drawn. During the three months ended March 31, 2024, we recorded a decrease in the fair value of the equity of Morgan of $1.35 million from $22.6 million to $21.25 million, principally due to a combination of qualitative and quantitative factors affecting Morgan and its production during the quarter.

During the first quarter of 2024, WTI prices increased from $71.65 per barrel at December 31, 2023 to $83.17 at March 31, 2024. Gas prices decreased from $2.63 at December 31, 2023 to $1.76 at the end of the first quarter of 2024. Despite the decrease in gas prices during the period, due to offsetting increases in crude prices, as well as stable prices for mineral acreage transactions in the principal region where Equus Energy, LLC, holds its leasehold interests, we recorded no change in the fair value of this investment.

(6)       Conversion to an Operating Company

Authorization to Withdraw BDC Election—In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2024 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to June 30, 2024. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to rise again in the third quarter of 2023, retreated during the fourth quarter of 2023, and have increased significantly since the beginning of 2024 and stood at $83.17 as of March 31, 2024. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and have thereafter remained generally stable, finishing the first quarter of 2024 at $1.76 per MMBTU. Recent oil price stability and subsequent price increases have been significant factors in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights. On March 13, 2024, the U.S. Energy Information Administration issued estimates of $82.15 and $80.30 for the average WTI price for the years 2024 and 2025, respectively.

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

Revenue and Income—During the three months ended March 31, 2024, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $0.2 million, $0.09 million, and ($0.02) million, respectively, as compared revenue, operating revenue less direct operating expenses, and net loss $0.1 million, ($0.03) million, and ($0.5) million, respectively, for the three months ended March 31, 2023.

Capital Expenditures—During the three months ended March 31, 2024 and March 31, 2023, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant.

We do not consolidate Equus Energy or its wholly-owned subsidiaries and accordingly only the value of our investment in Equus Energy is included on our balance sheets. Our investment in Equus Energy is valued in accordance with our normal valuation procedures and is based in part on a reserve report, dated January 1, 2024, prepared for Equus Energy by Lee Keeling & Associates, Inc., an independent petroleum engineering firm, the transactions and values of comparable companies in this sector, and the estimated value of leasehold mineral interests associated with the acreage held by Equus Energy. A valuation of Equus Energy was performed by a third-party valuation firm, who recommended a value range of Equus Energy consistent with the fair value determined by our Management (See Schedule of Investments).

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	March 31	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$71	$71
Accounts receivable	171	167
Total current assets	242	238
Oil and gas properties	8,173	8,173
Less: accumulated depletion, depreciation and amortization	(8,100)	(8,097)
Net oil and gas properties	73	77
Total assets	$315	$315

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$128	$105
Due to affiliate	126	126
Total current liabilities	254	231
Asset retirement obligations	234	233
Total liabilities	488	464

Total member's deficit	(173)	(149)

Total liabilities and member's deficit	$315	$315

Revenue and direct operating expenses for the various oil and gas assets included in the unaudited condensed consolidated statements of operations below represent the net collective working and revenue interests acquired by Equus Energy.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2024	2023

Operating revenue	$205	$138
Operating expenses
Direct operating expenses	111	166
General and administrative	113	520
Depletion, depreciation, amortization and accretion	5	1
Total operating expenses	229	687
Net loss	(24)	(549)

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2022	2023

Cash flows from operating activities:

Net loss	$(24)	$(549)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depletion, depreciation and amortization	5	1
Changes in operating assets and liabilites:
Accounts receivable	(4)	63
Accounts payable and other	23	139
Due to Parent	—	500
Net cash provided by operating activities	—	154
Net increase (decrease) in cash	—	154
Cash and cash equivalents at beginning of period	71	205
Cash and cash equivalents at end of period	$71	$360

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $5 thousand and $3 thousand for the months ended March, 2024 and 2023, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of March 31, 2024, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company recognized an impairment loss on its oil and gas properties during the three months ended March 31, 2024 and 2023 of $0, respectively.

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

 Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the three months ending March 31, 2024 and March 31, 2023, respectively.

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

Under the terms of the Purchase and Sale Agreement entered into by Morgan and Pro Energy, Morgan is required to drill and complete a minimum of six wells within 18 months of receiving the first drilling permits. The average cost of drilling a new horizontal well is approximately $8.2 million. During the fourth quarter of 2023, Morgan sold certain of its wellbore interest in its initial 2 wells to a third party for $5.6 million in cash in exchange for a net revenue interest of approximately 27% in these wells. With the exception of these initial two wells and the 27% net revenue interest sold to a third party, Morgan will receive an average net revenue interest (“NRI”) of 80% in the production of future wells drilled, and after operating expenses are deducted from the NRI, Pro Energy shall receive a carried interest for 20% of these net cash flows.

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. In February 2024, we increased the total amount of the facility to $10.5 million. As of March 31, 2024, the facility had been fully drawn.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Morgan have been prepared on a going concern basis, which contemplates the near-term sale of quantities of oil and gas, realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Morgan be unable to continue as a going concern. However, because the Fund has extended a $10.5 million in senior debt financing as noted above, Fund management concluded this arrangement alleviates doubts about the ability of Morgan Energy to continue as a going concern for at least twelve months from the date the financial statements were issued.

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

Below is summarized unaudited condensed consolidated financial information for Morgan E&P, LLC as of March 31, 2024 and December 31, 2024 and for the three months ended March 31, 2024, respectively, (in thousands):

MORGAN E&P, LLC

Unaudited Condensed Balance Sheet

	March 31, 2024	December 31, 2023
Assets:
Cash	$428	$2,441
Revenue receivables	657	464
Joint interest billing receivables	2,603	1,391
Other receivables	37	—
Prepaids and other current assets	98	133
Current assets	3,823	4,428

Property, plant and equipment
Oil and gas properties, net - full cost method	10,846	10,326
Operating lease right-of-use assets, net	253	270
Other property, plant and equipment, net	43	46
Total property, plant and equipment - net	11,142	10,643

Total assets	$14,965	$15,071

Liabilities and Member's Deficit:

Current liabilities
Accounts payable	$6,177	$2,372
Revenue payable	669	221
Prepayments from working interest owners	—	122
Current portion of operating lease liabilities	39	28
Due to parent	13	13
Accrued liabilities	57	5,383
Total current liabilities	6,955	8,139

Long-term liabilities
Asset retirement obligations	4	4
Long-term operating lease liabilities	242	254
Note payable - Due to parent	10,500	8,253
Long-term accrued liabilities - Due to parent	508	225
Total long-term liabilities	11,254	8,736
Total liabilities	18,209	16,875

Total member's deficit	(3,244)	(1,804)

Total liabilities and member's deficit	$14,965	$15,071

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Operations

Three Months Ended March 31,
2024

Oil and gas revenue	1,075

Operating costs and expenses
Lease operating	1,368
Production and ad valorem taxes	103
Marketing, transportation and gathering	28
Depreciation, depletion, and amortization	225
General and administrative	514
Total operating costs and expenses	2,238
Loss from operations	(1,163)
Other income (expense)
Interest income	6
Interest expense	(283)
Total other income (expense), net	(277)
Net loss	$(1,440)

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31,
2024
Cash flows from operating activities:
Net loss	$(1,440)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation, depletion, amortization	225
Amortization of right-of-use asset	17
Changes in operating assets and liabilities:
Revenue receivables	(193)
Prepaids and other current assets	(2)
Accounts payable	1,984
Revenue payable	448
Prepayments from working interest owners	(1,701)
Accrued liabilities	(760)
Long Term Accrued liabilities - due to parent	283
Net cash used in operating activities	(1,139)

Cash flows from investing activities:
Additions to oil and gas properties	(3,121)
Net cash used in investing activities	(3,121)

Cash flows from financing activities:
Proceeds from Note payable - Due to parent	2,247
Net cash provided by financing activities	2,247

Net change in cash	(2,013)
Cash at beginning of period	2,441

Cash at end of period	$428

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unproved properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration costs. The Company excludes these costs until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed at least annually to determine if impairment has occurred. The amount of any evaluated or impaired oil and natural gas properties is transferred to capitalized costs being amortized. For the three months ended March 31, 2024, the Company transferred $0.7 million to the full cost pool.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

In April 2024, our holding in $53.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2023, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“10-K”). In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this Quarterly Report concerning our efforts to transform Equus into an operating company, as well as the coronavirus pandemic and the economic impact of the coronavirus on the Fund and our sole remaining portfolio company, as well as on oil and gas markets generally. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Conversion to an Operating Company

Authorization to Withdraw BDC Election. In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2024 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to June 30, 2024. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023.

 Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. Beginning in Q2 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to rise again in in the third quarter of 2023, retreated during the fourth quarter of 2023, and have increased significantly since the beginning of 2024 and stood at $83.17 as of March 31, 2024. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and have thereafter remained generally stable, finishing the first quarter of 2024 at $1.76 per MMBTU. Recent oil price stability and subsequent price increases have been significant factors in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights, as well as in the Williston Basin region in North Dakota where Morgan holds its development rights. The U.S. Energy Information Administration has recently issued estimates of $82.15 and $80.30 for the average WTI price for the years 2024 and 2025, respectively.

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

Morgan has undertaken significant capital expenditures for oil and gas development during the third and fourth quarters of 2023 and is expected to continue to do so later in 2024. Morgan may secure capital for this purpose from Equus, from one or more institutional and private sources, or a combination of the foregoing.

The U.S. Economy. U.S. GDP increased at an annualized rate of 1.6% in the first quarter of 2024, significantly below consensus estimates of 2.5% for the period. This followed an increase of 3.4% on an annualized basis for the fourth quarter of 2023. The principal drivers of the decrease were decreased consumer spending, exports, and a downturn in government spending. The Conference Board is projecting slow growth at less than 1.0% in each of Q2 and Q3, 2024, and increasing to near 2.0% for 2025. (Sources: Bureau of Economic Analysis; The Conference Board).

Employment and Housing. The U.S. unemployment rate increased slightly to 3.9% in April 2024 from 3.8% in March 2024, remaining largely unchanged since the first quarter of 2022 and substantially below the high of 14.5% in April 2020 when economic uncertainty associated with Covid-19 was at its peak. Economists are projecting an increase to 4.1% by the end of 2024 with a steady decline thereafter into 2026. Persistently high borrowing costs have constrained sales volumes of existing and new homes during 2023 and the first quarter of 2024, although home prices continue to increase and have outpaced inflation. (Sources: Bureau of Labor Statistics; Freddie Mac).

Consumer Prices. After experiencing substantial increases in 2022 and the first half of 2023, consumer prices have significantly decreased and have been largely stable, fluctuating between 3.0% and 3.7% thereafter. In April 2024, the Bureau of Labor Statistics reported an annualized inflation rate of 3.5%, an increase from January and February 2024’s rates of 3.1% and 3.2%, respectively. Housing and transportation prices remained a principal driver of inflation, but even the core inflation rate, which excludes energy and food prices, was stable at 3.8% for March 2024. Largely as a result of slowing of economic growth, most commentators are forecasting a decrease in the rate of inflation throughout the remainder of 2024 and into 2025. (Sources: Bureau of Economic Analysis; Bureau of Labor Statistics; Trading Economics).

Interest Rates. Principally as a response to rising prices, the Federal Reserve began a series of federal funds rate increases in May 2022 which continued for ten consecutive meetings of the Federal Open Market Committee until July 2023, which set the rate at 5.5%, the highest in 22 years. No further increases have been made since, but the effect of such rate increases and inflationary pressures has been substantially increased borrowing costs, particularly for homebuyers and small businesses, as well as slower economic growth. Moreover, credit providers have also begun to require higher collateralization rates, with shorter maturities and higher fees than in the recent past. (Sources: Forbes; The Street).

Mergers and Acquisitions. After two consecutive years of declines, global merger and acquisition activity has begun to increase, with year-over-year increases in dealmaking up 10% in the first quarter of 2024 over the first quarter of 2023. Some industry commentators are predicting that consolidations will continue to increase in 2024, particularly in the areas of healthcare, technology, and energy. Higher interest rates and lower deal volumes have kept valuation multiples at levels consistent with previous years, which is expected to facilitate increased transaction activity through the remainder of the year. (Source: Pitchbook).

Private Equity. After experiencing a record year in 2021, private equity activity slowed in 2022 before increasing slightly in 2023. Although data for the first quarter of 2024 is not yet available, industry analysts are predicting artificial intelligence driven enterprises will top the list of acquisition priorities, along with energy infrastructure plays that benefit from federal incentives. (Source: Ernst & Young).

During the three months ended March 31, 2024, our net asset value decreased from $3.55 per share to $3.38 per share, a decrease of 4.8%. As of March 31, 2024, our common stock is trading at a 57.1% discount to our net asset value as compared to 59.2% as of December 31, 2023.

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

Results of Operations

Investment Income and Expense

Net investment loss was $2.4 million for the three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2023.

Compensation expense was unchanged at $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

Professional fees were $0.6 million for the three months ended March 31, 2024 as compared to $0.4 million for the three months ended March 31, 2023. The increase was principally due to additional professional services and overall fee increases.

General and administrative expenses were comparable for the three months ended March 31, 2024 and 2023, and were $0.03 million for each quarterly period.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the three months ended March 31, 2024, we made a $2.2 million follow-on debt investment in Morgan E&P, LLC (“Morgan”).  We recorded a decrease of $1.35 million in the fair value of our equity holding in Morgan.

During the three months ended March 31, 2024, with respect to our holding in Equus Energy, LLC, we recorded no change in the fair value of this investment.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

In April 2024, our holding in $53.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financing Reporting Existing as March 31, 2024

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

Management concluded that the previously disclosed material weakness relating to the Fund’s controls relating to the design and operation of management review over the valuation of the Fund’s portfolio investment, including management’s review procedures over the completeness and accuracy of the underlying data and information supplied to third parties assisting management by recommending a range of reasonable fair values continued to exist as of March 31, 2024.

Although this material weakness did not result in a material misstatement of our consolidated financial statements for the periods then presented, there is a possibility that, had the material weakness continued undetected, it could have led to a material misstatement of portfolio fair values and related disclosures. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the Fund’s financial condition, results of its operations, changes in its net assets and its cash flows for the periods presented. We believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q are accurate.

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

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Readers should carefully consider these risks and all other information contained in our annual report on Form 10-K (“10-K”) for the year ended December 31, 2023, including the Fund’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K and throughout this 10-Q are not the only ones facing the Fund.

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

 Item 6. Exhibits

        3.       Articles of Incorporation or Bylaws

(a)	Restated Certificate of Incorporation of the Fund. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021]

(b)	Certificate of Merger, dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund [Incorporated by reference to Exhibit 3(c) to Registrant’s Current Report on Form 8-K filed on June 30, 2014]

10.       Material Contracts

(a)	Safekeeping Agreement between the Fund and Amegy Bank, dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008]

(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(c)	Code of Ethics of the Fund (Rule 17j-1). [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009]

(d)	2016 Equity Incentive Plan, adopted June 13, 2016. [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016]

31.       Rule 13a-14(a)/15d-14(a) Certifications

1.	Certification by Chief Executive Officer*

2.	Certification by Chief Financial Officer*

32.       Rule 1350 Certifications

1.	Certification by Chief Executive Officer*

2.	Certification by Chief Financial Officer*

97.       Policy Relating to Recovery of Erroneously Awarded Compensation.

1.	Equus Total Return, Inc. Compensation Recoupment Policy [Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023]

* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: May 15, 2024

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

