Form 10-Q
period 2024-06-30
EQUUS TOTAL RETURN, INC.
filed 2024-08-19
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

 There were 13,586,173 shares of the registrant’s common stock, $.001 par value, outstanding, as of June 30, 2024.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	June 30, 2024	December 31, 2023

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $18,611 and $16,364, respectively)	$46,500	$40,853
Total investments in portfolio securities at fair value	46,500	40,853
U.S. Treasury bills	53,944	44,955
Cash and cash equivalents	1,878	6,533
Restricted cash	539	450
Accounts receivable from affiliates	139	139
Accrued interest	826	225
Other assets	18	392
Total assets	103,844	93,547
Liabilities and net assets
Accounts payable	106	172
Accrued compensation	2	29
Accounts payable to related parties	—	104
Borrowing under margin account	53,944	44,955
Total liabilities	54,052	45,260

Commitments and contingencies (See Note 2)

Net assets
Common stock, $.001 par value per share; 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively, and 13,586,173 shares outstanding as of June 30, 2024 and December 31, 2023, respectively

Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023 respectively
Common stock, par value	$14	$14
Capital in excess of par value	74,785	74,785
Accumulated deficit	(25,007)	(26,512)
Total net assets	$49,792	$48,287
Shares of common stock issued and outstanding, $.001 par value, 100,000 and 50,000 shares authorized, respectively	13,586	13,586
Net asset value per share	$3.66	$3.55

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Investment income:
Interest income:
Control investments	$319	$8	$602	$8
Total interest income	319	8	602	8
Interest from U.S. Treasury bills	12	4	12	10
Total investment income	331	12	614	18

Expenses:
Professional fees	367	126	934	526
Compensation expense	477	393	905	810
Professional liability expenses	148	181	298	365
Director fees and expenses	95	103	179	183
Mailing, printing and other expenses	16	30	81	52
General and administrative expenses	63	35	96	70
Taxes	11	7	25	7
Interest expense	34	1	66	2
Total expenses	1,211	876	2,584	2,015

Net investment loss	(880)	(864)	(1,970)	(1,997)

Net realized gain:
U.S. Treasury bills	30	9	75	11
Net realized gain	30	9	75	11

Net unrealized appreciation of portfolio securities:
Control investments	4,750	6,800	3,400	6,800
Net change in net unrealized appreciation of portfolio securities	4,750	6,800	3,400	6,800

Net increase in net assets resulting from operations	$3,900	$5,945	$1,505	$4,814

Net increase in net assets resulting from operations per share:
Basic and diluted	$0.29	$0.44	$0.11	$0.36
Weighted average shares outstanding:
Basic and diluted	13,586	13,518	13,586	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2023	13,518	$13	$74,685	$(39,461)	$35,237

Net decrease in net assets resulting from operations	—	—	—	(1,131)	(1,131)

Balances as of March 31, 2023	13,518	$13	$74,685	$(40,592)	$34,106

Net increase in net assets resulting from operations	—	—	—	5,945	5,945

Balances as of June 30, 2023	13,518	$13	$74,685	$(34,647)	$40,051

Balances as of January 1, 2024	13,586	$14	$74,785	$(26,512)	$48,287

Net decrease in net assets resulting from operations	—	—	—	(2,395)	(2,395)

Balances as of March 31, 2024	13,586	$14	$74,785	$(28,907)	$45,892

Net increase in net assets resulting from operations	—	—	—	3,900	3,900

Balances as of June 30, 2024	13,586	$14	$74,785	$(25,007)	$49,792

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands)	2024	2023
Reconciliation of increase in net assets resulting from operations to net cash (used in) operating activities:
Net increase in net assets resulting from operations	$1,505	$4,814
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
Net realized (gain):
U.S. Treasury bills	(75)	(11)
Net change in unrealized appreciation of portfolio securities:
Control investments	(3,400)	(6,800)
Purchase of portfolio securities	(2,247)	(750)
Purchases of U.S. Treasury bills, net	(8,914)	(6,980)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	—	22
Accrued interest receivable	(601)	(8)
Other assets	374	347
Accounts payable and accrued liabilities	(93)	(372)
Accounts payable to related parties	(104)	—
Net cash (used in) operating activities	(13,555)	(9,738)
Cash flows from financing activities:
Borrowings under margin account	106,914	22,980
Repayments under margin account	(97,925)	(15,989)
Net cash provided by financing activities	8,989	6,991
Net decrease in cash and cash equivalents	(4,566)	(2,747)
Cash and cash equivalents and restricted cash at beginning of period	6,983	19,284

Cash and cash equivalents and restricted cash at end of period	$2,417	$16,537
Supplemental disclosure of cash flow information:
Interest paid	$66	$2
Income taxes paid	$25	$7

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six months ended June,
	2024	2023

Investment income	$0.05	$—
Expenses	(0.20)	(0.15)
Net investment loss	(0.15)	(0.15)
Net change in unrealized appreciation of portfolio securities	0.26	0.50
Net increase in net assets	0.11	0.35
Net assets at beginning of period	3.55	2.61
Net assets at end of period, basic and diluted	$3.66	$2.96
Weighted average number of shares outstanding during period,
in thousands	13,586	13,518
Market price per share:
Beginning of period	$1.45	$1.43
End of period	$1.32	$1.52
Selected information and ratios:
Ratio of expenses to average net assets	(5.27%)	(5.35%)
Ratio of net investment loss to average net assets	(4.02%)	(5.30%)
Ratio of net increase in net assets resulting from operations to average net assets	3.07%	12.79%
Return on net asset value	3.12%	(3.45%)
Total return on market price (1)	(8.97%)	6.29%

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

June 30, 2024

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Equus Energy, LLC (4) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$10,000
Morgan E&P, LLC (4) Houston, TX	Energy	April 2023	Member interest (100%)		—	26,000
			12% senior secured promissory note due 5/26 (5)	$10,500	10,500	10,500
					10,500	36,500
Total Control Investments: Majority-owned (represents 46.3% of total investments at fair value)					18,611	46,500
U.S Treasury Bills
U.S. Treasury Bills	Government	July 2024	UST 0% 7/24	53,944	53,944	53,944
Total U.S. Treasury Bills (represents 53.7% of total investments at fair value)					53,944	53,944
Total Investments					$72,555	$100,444

(1)Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of June 30, 2024 none of the Fund’s total assets were considered non-qualifying assets.

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

June 30, 2024

(Unaudited)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of June 30, 2024, we had invested 44.8% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of June 30, 2024, none of our investments are considered non-qualifying assets, inasmuch as all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 100% of the total value of the investments in portfolio securities as of June 30, 2024.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes our two remaining portfolio companies and was 93.4% of our net asset value, 44.8% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of June 30, 2024. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2024 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$8,111	$36,000	72.3%
Secured and subordinated debt	10,500	10,500	21.1%

Total	$18,611	$46,500	93.4%

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2024

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$46,500	93.4%
Total	$46,500	93.4%

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes our two remaining portfolio companies and was 84.6% of our net asset value, 43.7% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2023. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

June 30, 2024

(Unaudited)

 (1)       Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. As of June 30, 2024, we had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, of which 13,568,173 shares of common stock and no shares of preferred stock were outstanding.

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

Impact of Economic and Geopolitical Events on the Oil and Gas Sector—Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to rise again in the third quarter of 2023, retreated during the fourth quarter of 2023, and have increased significantly since the beginning of 2024 and stood at $82.83 as of June 30, 2024. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and have thereafter remained generally stable, finishing the second quarter of 2024 at $2.42 per MMBTU. Recent oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights, as well as in the Williston Basin region in North Dakota where Morgan E&P, LLC holds its development rights.

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC.

(2)       Liquidity and Financing Arrangements; Going Concern

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

Cash and Cash Equivalents—As of June 30, 2024, we had cash and cash equivalents of $1.9 million. We had $46.5 million of our net assets of $49.8 million invested in portfolio securities.

As of December 31, 2023, we had cash and cash equivalents of $6.5 million. We had $40.9 million of our net assets of $48.3 million invested in portfolio securities.

We exclude “Restricted Cash and U.S. Treasury Bills” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and U.S. Treasury Bills—As of June 30, 2024, we had $54.5 million of restricted cash and U.S. Treasury Bills, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $54.0 million was invested in U.S. Treasury Bills and $0.5 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury Bills matured in July 2024, and we subsequently repaid this margin loan, plus interest.

As of December 31, 2023, we had $45.4 million of restricted cash and of U.S. Treasury Bills, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $45.0 million was invested in U.S. Treasury Bills and $0.4 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury Bills matured January 4, 2024 and we subsequently repaid this margin loan, plus interest.

Dividends—So long as we remain a BDC, we will pay out net investment income and/or realized net capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. We had no follow-on commitments as of June 30, 2024.

RIC Borrowings, Restricted Cash and U.S. Treasury Bills—We may periodically borrow sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. We cannot assure you that any such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may no longer qualify as a RIC. We would then be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends. If we remain a BDC and do not become an operating company as described in Note 6 – Conversion to an Operating Company below, our failure to continue to qualify as a RIC could be materially adverse to us and our stockholders.

As of June 30, 2024, we borrowed $54.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and investments in U.S. Treasury Bills of $54.5 million.

As of December 31, 2023, we borrowed $45.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and investments in U.S. Treasury Bills of $45.4 million.

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

Certain Risks and Uncertainties and Going Concern—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the third quarter of 2024, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

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

The accompanying unaudited condensed financial statements of the Fund have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business.

Our cash and cash equivalents totaled $1.9 million as of June 30, 2024 and our net cash flows used in operating net of financing activities used to purchase the U.S. Treasury Bills for the six-months ended June 30, 2024, were ($4.7 million), which included our follow-on investment in Morgan E&P of $2.2 million made in January and February 2024. We do not currently have the necessary cash on hand and/or projected future cash flows to fund our operating activities. It is possible the Fund will require loans, capital investment from one or more sources, or will be required to dispose of certain of its investments, to cover a potential cash shortfall. The Fund does not presently have any existing commitments to fund any such shortfall, should it occur, and cannot guarantee that it will be able to execute on such plans in the future. Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

The unaudited condensed financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should the Fund be unable to continue as a going concern.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the three months ended June 30, 2024 and the year ended December 31, 2023.

As of June 30, 2024, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of June 30, 2024
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$46,500	$—	$—	$46,500
Total investments	46,500	—	—	46,500
U.S. Treasury bills	53,944	53,944	—	—
Total investments and U.S. Treasury bills	$100,444	$53,944	$—	$46,500

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

The following table provides a reconciliation of fair value changes during the three and six months ended June 30, 2024 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2024	$40,853	$—	$—	$40,853
Purchases of portfolio securities	2,247	—	—	2,247
Change in unrealized appreciation	(1,350)	—	—	(1,350)
Fair value as of March 31, 2024	41,750	—	—	41,750
Change in unrealized appreciation	4,750	—	—	4,750
Fair value as of June 30, 2024	$46,500	$—	$—	$46,500

The following table provides a reconciliation of fair value changes during the three and six months ended June 30, 2023 for all investments for which we determine fair value using unobservable (Level 3) factors:

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
Equus Energy, LLC			Acreage Value (per acre)	$1,500	$11,000	$4,062
	$ 10,000	Guideline Transaction Method	Proved Reserve Multiple	4.3x	11.1x	9.1x
			Daily Production Multiple	18,357.4x	47,107.0x	41,330.7x
		Discounted Cash Flow	Discount Rate	11.1%	11.1%	11.1%

Morgan E&P, LLC		Guideline Public Company Method	Proved Reserve Multiple	11,170x	13,727x	13,131x
			Daily Production Multiple	49,999x	64,797x	49,975x
	26,000	Guideline Transaction Method	Proved Reserve Multiple	9,061x	11,758x	10,894x
			Daily Production Multiple	34,249x	60,375x	44,360x
		Discounted Cash Flow	Discount Rate	10.4%	12.1%	11.25%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Discount for lack of marketability	11.54%	12.0%	11.77%

	$ 46,500

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

Investment Transactions— Investment transactions are recorded at fair value on the trade date. Current-period changes in fair value of investments are reflected as a component of the net unrealized appreciation of portfolio securities on the Statements of Operations. The net change in unrealized appreciation primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses for investments sold during the period. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. As June 30, 2024, we have no assets going through foreclosure. Realized gains and losses on investments sold are computed on a specific identification basis.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Accumulated undistributed net investment losses	$(53,435)	$(51,465)
Unrealized appreciation of portfolio securities, net	27,889	24,489
Accumulated undistributed net capital gains	539	464
Accumulated deficit	$(25,007)	$(26,512)

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended June 30, 2024, and we expect no in state income tax for the year ended December 31, 2023.

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We exclude “Restricted Cash and U.S. Treasury Bills” used for purposes of complying with RIC requirements from cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Cash and cash equivalents at end of period	$1,878	$6,533
Restricted cash at end of period	539	450
Cash and cash equivalents and restricted cash at end of period	$2,417	$6,983

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

(5)       Portfolio Securities

In the second quarter of 2023, we established Morgan E&P, LLC (“Morgan”) as a wholly-owned subsidiary of the Fund. In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. Morgan utilized $500,000 of this facility to acquire its initial 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota as described in Note 9 - Morgan E&P, LLC below. During the third quarter of 2023, Morgan also acquired an additional 1,100 net acres in this region. During the fourth quarter of 2023, Morgan sold certain of its wellbore interest in its initial two wells to a third party for $5.6 million in cash in exchange for a net revenue interest of approximately 27% in these wells. During the second quarter of 2024, Morgan acquired an additional 810 net acres proximate to its other acreage holdings.

In February 2024, we amended our credit facility with Morgan and increased the total amount that may be drawn under the facility from $10.0 to $10.5 million and, during the first quarter of 2024, we advanced Morgan an additional $2.2 million thereunder. As of June 30, 2024, our debt facility with Morgan had been fully drawn. During the three months ended June 30, 2024, we recorded an increase in the fair value of the equity of Morgan of $4.75 million from $21.25 million to $26.0 million, principally due to the acquisition of additional acreage during the quarter and a combination of qualitative and quantitative factors affecting Morgan during the quarter.

During the first six months of 2024, WTI prices increased from $71.65 per barrel at December 31, 2023 to $82.83 at June 30, 2024. Gas prices decreased from $2.63 at December 31, 2023 to $2.42 at the end of the second quarter of 2024. Despite the decrease in gas prices during the period, due to offsetting increases in crude prices, as well as stable prices for mineral acreage transactions in the principal region where Equus Energy, LLC, holds its leasehold interests, we recorded no change in the fair value of this investment.

During the six months ended June 30, 2023, notwithstanding price decreases for oil and natural gas in the period, primarily due to stable prices for mineral acreage transactions in the principal region where Equus Energy, LLC, holds its leasehold interests, we recorded no change in the fair value of this investment.

(6)       Conversion to an Operating Company

Authorization to Withdraw BDC Election—In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2024 or 2025 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to September 30, 2024. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

(7)       2016 Equity Incentive Plan

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of June 30, 2020, all awards granted under the Incentive Plan were fully vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term.

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

Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to rise again in the third quarter of 2023, retreated during the fourth quarter of 2023, and have increased significantly since the beginning of 2024 and stood at $82.83 as of June 30, 2024. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and have thereafter remained generally stable, finishing the first six months of 2024 at $2.42 per MMBTU. Recent oil price stability and subsequent price increases have been significant factors in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights. On July 9, 2024, the U.S. Energy Information Administration issued estimates of $82.03 and $83.88 for the average WTI price per barrel of oil for the years 2024 and 2025, respectively.

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

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Equus Energy have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Equus Energy be unable to continue as a going concern. It is possible Equus Energy will require loans or capital investment from one or more sources, or will be required to dispose of certain of its assets, to cover a potential cash shortfall. Equus Energy does not presently have any existing commitments to fund any such shortfall, should it occur, and cannot guarantee that it will be able to secure a commitment in the future.

Revenue and Income—During the three months ended June 30, 2024, Equus Energy’s revenue, operating revenue less direct operating expenses, and net income were $0.16 million, $0.07 million, and $0.03 million, respectively, as compared to revenue, operating revenue less direct operating expenses, and net income of $0.18 million, $0.03 million, and $0.6 million, respectively, for the three months ended June 30, 2023.

During the six months ended June 30, 2024, Equus Energy’s revenue, operating revenue less direct operating expenses, and net income were $0.4 million, $0.16 million, and $2 thousand, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss of $0.3 million, $6 thousand, and $0.03 million, respectively, for the six months ended June 30, 2023.

Capital Expenditures—During the six months ended June 30, 2024 and June 30, 2023, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant.

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$31	$71
Accounts receivable	192	167
Total current assets	223	238
Oil and gas properties	8,173	8,173
Less: accumulated depletion, depreciation and amortization	(8,104)	(8,097)
Net oil and gas properties	69	77
Total assets	$292	$315

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$78	$105
Due to affiliate	126	126
Total current liabilities	204	231
Asset retirement obligations	235	233
Total liabilities	439	464

Total member's deficit	(147)	(149)

Total liabilities and member's deficit	$292	$315

Revenue and direct operating expenses for the various oil and gas assets included in the unaudited condensed consolidated statements of operations below represent the net collective working and revenue interests acquired by Equus Energy.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Operating revenue	$160	$180	$365	$318
Operating expenses
Direct operating expenses	92	146	203	312
General and administrative	38	451	151	971
Depletion, depreciation, amortization and accretion	4	1	9	2
Other income	—	(1,000)	—	(1,000)
Total operating expenses	134	(402)	363	285
Net income	26	582	2	33

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2024	2023

Cash flows from operating activities:

Net income	$2	$33
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Depletion, depreciation and amortization	7	2
Accretion expense	2	—
Changes in operating assets and liabilites:
Accounts receivable	(25)	49
Prepaid expenses and other current assets	—	(3)
Accounts payable and other	(26)	15
Due to Parent	—	(24)
Net cash (used in) provided by operating activities	(40)	72
Cash flows from investing activities:
Investment in oil & gas properties	—	(3)
Net cash (used in) investing activities	—	(3)
Net (decrease) increase in cash	(40)	69
Cash and cash equivalents at beginning of period	71	205
Cash and cash equivalents at end of period	$31	$274

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $9 thousand and $2 thousand for the six months ended June 30, 2024 and 2023, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of June 30, 2024, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company recognized no impairment loss on its oil and gas properties during the six months ended June 30, 2024 and 2023.

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

 Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the six months ending June 30, 2024 and June 30, 2023, respectively.

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

(9)       Morgan E&P, LLC

Morgan E&P, LLC (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. On May 22, 2023, Morgan completed the acquisition of 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota, and acquired approximately 1,100 additional acres on September 26, 2023. During the second quarter of 2024, Morgan acquired an additional 810 net acres proximate to its existing holdings. All of these holdings were acquired from Pro Energy I, LLC (“Pro Energy”), an experienced developer of oil and gas properties in the region.

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

During the six months ended June 30, 2024, in addition to the increase in acreage noted above, Morgan also experienced an increase in proved reserves and probable reserves, largely due to the commencement of production of its initial two wells that were drilled and completed in the fourth quarter of 2023.

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. In February 2024, we increased the total amount of the facility to $10.5 million. As of June 30, 2024, the facility had been fully-drawn.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Morgan have been prepared on a going concern basis, which contemplates the near-term sale of quantities of oil and gas, realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Morgan be unable to continue as a going concern. However, because the Fund has extended a $10.5 million in senior debt financing as noted above, Fund management concluded this arrangement alleviates doubts about the ability of Morgan to continue as a going concern for at least twelve months from the date the financial statements were issued.

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

Below is summarized unaudited condensed consolidated financial information for Morgan E&P, LLC as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024, and the period from inception (April 3, 2023) through June 30, 2023, respectively, (in thousands):

MORGAN E&P, LLC

Unaudited Condensed Balance Sheet

	June 30, 2024	December 31, 2023
Assets:
Cash	$417	$2,441
Revenue receivables	571	464
Joint interest billing receivables	2,228	1,391
Other receivables	87	—
Prepaids and other current assets	47	133
Current assets	3,350	4,429

Property, plant and equipment
Oil and gas properties, net - full cost method	11,301	10,326
Other property, plant and equipment, net	40	46
Total property, plant and equipment - net	11,341	10,372

Other noncurrent assets
Operating lease right-of-use assets, net	247	270
Total noncurrent assets	247	270

Total assets	$14,938	$15,071

Liabilities and Member's Deficit:

Current liabilities
Accounts payable	$5,317	$2,372
Revenue payable	717	221
Prepayments from working interest owners	—	122
Current portion of operating lease liabilities	43	28
Due to parent	13	13
Accrued liabilities	1,171	5,383
Total current liabilities	7,261	8,139

Long-term liabilities
Asset retirement obligations	3	4
Long-term operating lease liabilities	232	254
Note payable - Due to parent	10,500	8,253
Long-term accrued liabilities - Due to parent	826	225
Total long-term liabilities	11,561	8,736
Total liabilities	18,822	16,875

Retained earnings - beginning of year	(1,804)	—
Current year deficit	(2,080)	(1,804)
Member's deficit	(3,884)	(1,804)

Total liabilities and member's deficit	$14,938	$15,071

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Operations

	Three months ended June 30,		Six months ended June 30,	From inception through June 30,
	2024	2023	2024	2023
Oil and gas revenues
Oil revenues	$1,294	$—	$2,310	$—
Gas revenues	16	—	31	—
Natural gas liquid revenues	81	—	125	—
Oil and gas revenue	1,391	—	2,466	—

Operating costs and expenses
Lease operating	628	—	1,996	—
Production and ad valorem taxes	132	—	235	—
Marketing, transportation and gathering	50	—	78	—
Depreciation, depletion, and amortization	273	—	498	—
General and administrative	624	128	1,138	128
Total operating costs and expenses	1,707	128	3,945	128
Loss from operations	(316)	(128)	(1,479)	(128)
Other income (expense)
Interest income	—	—	6	—
Interest expense	(324)	(8)	(607)	(8)
Total other income (expense), net	(324)	(8)	(601)	(8)
Net loss	$(640)	$(136)	$(2,080)	$(136)

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Cash Flows

	Six months ended June 30,	From inception through June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,080)	(136)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation, depletion, amortization	498
Amortization of right-of-use asset	23
Changes in operating assets and liabilities:
Revenue receivables	(107)	(12)
Joint interest billing receivables	652
Prepaids and other current assets	(1)
Accounts payable	1,606	8
Revenue payable	496
Prepayments from working interest owners	(122)
Payment of operating lease liability	(7)
Accrued liabilities	(311)
Due to parent	601	13
Net cash provided by (used in) operating activities	1,248	(127)

Cash flows from investing activities:
Additions to oil and gas properties	(5,519)	(500)
Net cash used in investing activities	(5,519)	(500)

Cash flows from financing activities:
Proceeds from Note payable - Due to parent	2,247	750
Net cash provided by financing activities	2,247	750

Net change in cash	(2,024)	123
Cash at beginning of period	2,441	—

Cash at end of period	$417	$123

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unproved properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration costs. The Company excludes these costs until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed at least annually to determine if impairment has occurred. The amount of any evaluated or impaired oil and natural gas properties is transferred to capitalized costs being amortized. For the six months ended June 30, 2024, the Company transferred $1.4 million to the full cost pool.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

In July 2024, our holding in $54.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

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

Conversion to an Operating Company

Authorization to Withdraw BDC Election. In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2024 or in 2025 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to September 30, 2024. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of June 30, 2020, all awards granted under the Incentive Plan were fully vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023.

 Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to rise again in in the third quarter of 2023, retreated during the fourth quarter of 2023, and have increased significantly since the beginning of 2024 and stood at $82.83 as of June 30, 2024. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and have thereafter remained generally stable, finishing the second quarter of 2024 at $2.42 per MMBTU. Recent oil price stability and subsequent price increases have been significant factors in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights, as well as in the Williston Basin region in North Dakota where Morgan holds its development rights. The U.S. Energy Information Administration has recently issued estimates of $82.03 and $83.88 for the average WTI price per barrel of oil for the years 2024 and 2025, respectively.

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

Morgan has undertaken significant capital expenditures for oil and gas development during the third and fourth quarters of 2023.  During 2024, Morgan undertook an additional $5.5 million in capital expenditures, principally consisting of accruals and additional costs related to the development of its initial two wells.  The company is expected to incur additional capital expenditures related to drilling and completion of additional wells later in 2024.

The U.S. Economy. U.S. GDP increased at an annualized rate of 2.8% in the second quarter of 2024, significantly above consensus estimates of 2.1% for the period. This followed an increase of 1.4% on an annualized basis for the first quarter of 2024. The principal drivers of the increase were increased consumer and government spending, as well as an increase in inventories. The Conference Board is projecting slow growth at approximately 1.0% in each of the third and fourth quarters of 2024 and increasing to near 2.0% for 2025. (Sources: Bureau of Economic Analysis; The Conference Board).

Employment and Housing. The U.S. added only 110,000 new jobs in July 2024, resulting in an increase in the unemployment rate to 4.3%, somewhat more than consensus expectations and raising concerns of a pending recession. The Congressional Budget Office is predicting a further increase to 4.7% before tapering off to 4.5% in 2025. Persistently high borrowing costs have constrained sales volumes of existing and new homes during 2023 and the first six months of 2024, although home prices continue to increase and have outpaced inflation. Recent negative economic data have resulted in downward pressure on mortgage rates, suggesting that acquisition and refinancing activity for 30-year mortgages will increase in the latter half of 2024 (Sources: Bureau of Labor Statistics; Freddie Mac).

Consumer Prices. After experiencing substantial increases in 2022 and into 2023, consumer price increases have significantly ebbed. As of June 30, 2024, the consumer price index was up 3.0% over the previous 12-month period, down from 3.3% in May 2024. Largely as a result of slowing of economic growth, most commentators are forecasting a decrease in the rate of inflation throughout the remainder of 2024 and into 2025. (Sources: Bureau of Economic Analysis; Bureau of Labor Statistics; Trading Economics).

Interest Rates. Principally as a response to rising prices, the Federal Reserve began a series of federal funds rate increases in May 2022 which continued for ten consecutive meetings of the Federal Open Market Committee until July 2023, which set the rate at 5.5%, the highest in 22 years. With decreases in the consumer price index and increases in the U.S. unemployment rate, most analysts are expecting at least a 25 basis point decrease in the Federal Funds rate at the next meeting of the Federal Open Market Committee in September 2024. (Sources: Forbes; The Wall Street Journal).

Mergers and Acquisitions. After two consecutive years of declines, global merger and acquisition activity has begun to increase, with $555 billion in aggregate deal values during the first quarter of 2024 and a similar amount ($552 billion) in the second quarter of 2024, representing 8,551 separate transactions. Some industry commentators are predicting that consolidations will continue to increase in 2024, particularly in the areas of healthcare, technology, and energy. Higher interest rates and lower deal volumes have kept valuation multiples at levels consistent with previous years, which is expected to facilitate increased transaction activity through the remainder of the year. (Source: Pitchbook; S&P Global).

Private Equity. Private equity activity, both in the U.S. and globally, slowed in 2022 and 2023 following the frenetic pace of 2020 and 2021. The first half of 2024, however showed a marked increase in aggregate deal value ($310 billion) as compared to the first half of 2023 ($250 billion), an increase of over 24%. Industry analysts are predicting artificial intelligence driven enterprises will top the list of acquisition priorities, along with energy infrastructure plays that benefit from federal incentives. (Source: Statista; S&P Global).

During the six months ended June 30, 2024, our net asset value increased from $3.55 per share to $3.66 per share, an increase of 3.1%. As of June 30, 2024, our common stock is trading at a 63.9% discount to our net asset value as compared to 59.2% as of December 31, 2023.

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

It is possible the Fund will require loans, capital investment from one or more sources, or will be required to dispose of certain of its investments, to cover a potential cash shortfall. The Fund does not presently have any existing commitments to fund any such shortfall, should it occur, and cannot guarantee that it will be able to execute on such plans in the future.

Results of Operations

Investment Income and Expense

Net investment loss was relatively unchanged at $0.9 million and $2.0 million respectively, for the three and six months ended June 30, 2024 and ended June 30, 2023.

Compensation expense was $0.5 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively and $0.9 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively,

Professional fees were $0.4 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively and $0.9 million and $0.5 million for the six months ended June 30, 2024 and June 30, 2023 respectively. The increase was principally due to additional professional services and overall fee increases.

General and administrative expenses were $0.06 million and $0.04 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $0.1 million and $0.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the six months ended June 30, 2024, we made a $2.2 million follow-on debt investment in Morgan E&P, LLC (“Morgan”).  During this period, we also recorded an increase of $3.4 million in the fair value of our equity holding in Morgan. The increase was primarily due to the reclassification of a significant portion of Morgan’s proved reserves as proved developed producing, as well as the acquisition of approximately 810 additional net acres.

During the six months ended June 30, 2024, with respect to our holding in Equus Energy, LLC, we recorded no change in the fair value of this investment.

During the six months ended June 30, 2023, we made a $0.75 million debt investment in Morgan and also invested $1.00 in the equity of Morgan. We recorded a change in fair value of the equity of Morgan of $6.8 million. The increase was principally due to our expectation of Morgan drilling new wells and generating operating cash flow therefrom in the near future in the Bakken shale region where it holds leasehold acreage rights.

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

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

In July 2024, our holding in $54.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financing Reporting Existing as June 30, 2024

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the previously disclosed material weakness relating to the Fund’s controls relating to the design and operation of management review over the valuation of the Fund’s portfolio investment, including management’s review procedures over the completeness and accuracy of the underlying data and information supplied to third parties assisting management by recommending a range of reasonable fair values continued to exist as of June 30, 2024.

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

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Dated: August 19, 2024

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

