Form 10-Q
period 2024-09-30
EQUUS TOTAL RETURN, INC.
filed 2024-11-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File Number 814-00098

EQUUS TOTAL RETURN, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Louisiana St., 41st Floor Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Registrant’s telephone number, including area code: (713) 529-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

 There were 13,586,173 shares of the registrant’s common stock, $.001 par value, outstanding, as of September 30, 2024.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	September 30, 2024	December 31, 2023

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $18,611 and $16,364, respectively)	$37,500	$40,853
Total investments in portfolio securities at fair value	37,500	40,853
U.S. Treasury bills	54,993	44,955
Cash and cash equivalents	1,149	6,533
Restricted cash	550	450
Accounts receivable from affiliates	143	139
Accrued interest	1,148	225
Other assets	23	392
Total assets	95,506	93,547
Liabilities and net assets
Accounts payable	250	172
Accrued compensation	1	29
Accounts payable to related parties	97	104
Borrowing under margin account	54,993	44,955
Total liabilities	55,341	45,260

Commitments and contingencies (See Note 2)

Net assets
Common stock, $.001 par value per share; 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively, and 13,586,173 shares outstanding as of September 30, 2024 and December 31, 2023, respectively

Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023 respectively
Common stock, par value	$14	$14
Capital in excess of par value	74,785	74,785
Accumulated deficit	(34,634)	(26,512)
Total net assets	$40,165	$48,287
Shares of common stock issued and outstanding, $.001 par value, 100,000 and 50,000 shares authorized, respectively	13,586	13,586
Net asset value per share	$2.96	$3.55

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Investment income:
Interest income:
Control investments	$322	$32	$924	$40
Total interest income	322	32	924	40
Interest from U.S. Treasury bills	12	10	24	20
Total investment income	334	42	948	60

Expenses:
Compensation expense	429	692	1,334	1,502
Professional fees	238	202	1,172	728
Professional liability expenses	141	148	439	513
Director fees and expenses	76	75	255	258
Mailing, printing and other expenses	25	13	106	65
General and administrative expenses	40	31	136	101
Taxes	5	3	30	10
Interest expense	63	12	129	14
Total expenses	1,017	1,176	3,601	3,191

Net investment loss	(683)	(1,134)	(2,653)	(3,131)

Net realized gain:
U.S. Treasury bills	56	11	131	22
Net realized gain	56	11	131	22

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	(9,000)	8,200	(5,600)	15,000
Net change in net unrealized appreciation (depreciation) of portfolio securities	(9,000)	8,200	(5,600)	15,000

Net increase (decrease) in net assets resulting from operations	$(9,627)	$7,077	$(8,122)	$11,891

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.70)	$0.52	$(0.59)	$0.88
Weighted average shares outstanding:
Basic and diluted	13,586	13,518	13,586	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2023	13,518	$13	$74,685	$(39,461)	$35,237

Net decrease in net assets resulting from operations	—	—	—	(1,131)	(1,131)

Balances as of March 31, 2023	13,518	$13	$74,685	$(40,592)	$34,106

Net increase in net assets resulting from operations	—	—	—	5,945	5,945

Balances as of June 30, 2023	13,518	$13	$74,685	$(34,647)	$40,051

Net increase in net assets resulting from operations	—	—	—	7,077	7,077

Balances as of September 30, 2023	13,518	$13	$74,685	$(27,570)	$47,128

Balances as of January 1, 2024	13,586	$14	$74,785	$(26,512)	$48,287

Net decrease in net assets resulting from operations	—	—	—	(2,395)	(2,395)

Balances as of March 31, 2024	13,586	$14	$74,785	$(28,907)	$45,892

Net increase in net assets resulting from operations	—	—	—	3,900	3,900

Balances as of June 30, 2024	13,586	$14	$74,785	$(25,007)	$49,792

Net decrease in net assets resulting from operations	—	—	—	(9,627)	(9,627)

Balances as of September 30, 2024	13,586	$14	$74,785	$(34,634)	$40,165

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2024	2023
Reconciliation of increase (decrease) in net assets resulting from operations to net cash
(used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$(8,122)	$11,891
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) operating activities:
Net realized (gain):
U.S. Treasury bills	(131)	(22)
Net change in unrealized appreciation of portfolio securities:
Control investments	5,600	(15,000)
Purchase of portfolio securities	(2,247)	(2,400)
Purchases of U.S. Treasury bills, net	(9,907)	(11,967)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(4)	210
Accrued interest receivable	(923)	(40)
Other assets	369	(84)
Accounts payable and accrued liabilities	50	(313)
Accounts payable to related parties	(7)	304
Net cash (used in) operating activities	(15,322)	(17,421)
Cash flows from financing activities:
Borrowings under margin account	161,907	40,968
Repayments under margin account	(151,869)	(28,979)
Net cash provided by financing activities	10,038	11,989
Net decrease in cash and cash equivalents	(5,284)	(5,432)
Cash and cash equivalents and restricted cash at beginning of period	6,983	19,284

Cash and cash equivalents and restricted cash at end of period	$1,699	$13,852
Supplemental disclosure of cash flow information:
Interest paid	$129	$14
Income taxes paid	$30	$10

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended September,
	2024	2023

Investment income	$0.07	$—
Expenses	(0.26)	(0.23)
Net investment loss	(0.19)	(0.23)
Net change in unrealized appreciation (depreciation) of portfolio securities	(0.40)	1.11
Net increase (decrease) in net assets	(0.59)	0.88
Net assets at beginning of period	3.55	2.61
Net assets at end of period, basic and diluted	$2.96	$3.49
Weighted average number of shares outstanding during period,
in thousands	13,586	13,518
Market price per share:
Beginning of period	$1.45	$1.43
End of period	$1.36	$1.48
Selected information and ratios:
Ratio of expenses to average net assets	(8.14%)	(7.75%)
Ratio of net investment loss to average net assets	(6.00%)	7.60%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(18.37%)	28.87%
Return on net asset value	(16.82%)	33.72%
Total return on market price (1)	(6.21%)	3.50%

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

September 30, 2024

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Equus Energy, LLC (4) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$8,000
Morgan E&P, LLC (4) Houston, TX	Energy	April 2023	Member interest (100%)		—	19,000
			12% senior secured promissory note due 5/26 (5)	$10,500	10,500	10,500
					10,500	29,500
Total Control Investments: Majority-owned (represents 40.5% of total investments at fair value)					18,611	37,500
U.S Treasury Bills
U.S. Treasury Bills	Government	September 2024	UST 0% 10/24	54,993	54,993	54,993
Total U.S. Treasury Bills (represents 59.5% of total investments at fair value)					54,993	54,993
Total Investments					$73,604	$92,493

(1)Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of September 30, 2024 none of the Fund’s total assets were considered non-qualifying assets.

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

September 30, 2024

(Unaudited)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2024, we had invested 39.3% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of September 30, 2024, none of our investments are considered non-qualifying assets, inasmuch as all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 100% of the total value of the investments in portfolio securities as of September 30, 2024.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes our two remaining portfolio companies and was 93.4% of our net asset value, 39.3% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of September 30, 2024. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2024 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$8,111	$27,000	67.2%
Secured and subordinated debt	10,500	10,500	26.1%

Total	$18,611	$37,500	93.4%

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2024

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$37,500	93.4%
Total	$37,500	93.4%

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

September 30, 2024

(Unaudited)

 (1)       Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. As of September 30, 2024, we had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, of which 13,568,173 shares of common stock and no shares of preferred stock were outstanding.

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

Impact of Economic and Geopolitical Events on the Oil and Gas Sector—Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to rise and fall in successive quarters between the third quarter of 2023 and the third quarter of 2024, and stood at $68.27 as of September 30, 2024. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and have thereafter remained generally stable, finishing the first nine months of 2024 at $2.92 per MMBTU. Relative oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights, as well as in the Williston Basin region in North Dakota where Morgan E&P, LLC holds its development rights.

Basis of Presentation—In accordance with Article 6 of Regulation S-X under the Securities Act and the Securities Exchange Act of 1934, as amended (“Exchange Act”), we do not consolidate portfolio company investments, including those in which we have a controlling interest. Our interim unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information and in accordance with the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X, under the Exchange Act. Accordingly, they are unaudited and exclude some disclosures required for annual financial statements. We believe that we have made all adjustments necessary for the fair statement of these interim financial statements.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC.

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

Cash and Cash Equivalents—As of September 30, 2024, we had cash and cash equivalents of $1.1 million. We had $37.5 million of our net assets of $40.2 million invested in portfolio securities.

As of December 31, 2023, we had cash and cash equivalents of $6.5 million. We had $40.9 million of our net assets of $48.3 million invested in portfolio securities.

We exclude “Restricted Cash and U.S. Treasury Bills” used for purposes of complying with RIC requirements from cash equivalents.

Restricted Cash and U.S. Treasury Bills—As of September 30, 2024, we had $55.5 million of restricted cash and U.S. Treasury Bills, including primarily the proceeds of a quarter-end margin loan that we incurred to maintain the diversification requirements applicable to a RIC. Of this amount, $55.0 million was invested in U.S. Treasury Bills and $0.5 million represented a required 1% brokerage margin deposit. These securities were held by a securities brokerage firm and pledged along with other assets to secure repayment of the margin loan. The U.S. Treasury Bills matured in October 2024, and we subsequently repaid this margin loan, plus interest.

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

Investment Commitments—Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. We had no follow-on commitments as of September 30, 2024.

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

As of September 30, 2024, we borrowed $55.0 million to maintain our RIC status by utilizing a margin account with a securities brokerage firm. We collateralized such borrowings with restricted cash and investments in U.S. Treasury Bills of $55.5 million.

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

Certain Risks and Uncertainties and Going Concern—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the fourth quarter of 2024, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

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

Our cash and cash equivalents totaled $1.1 million as of September 30, 2024 and our net cash flows used in operating activities net of financing activities used to purchase the U.S. Treasury Bills for the nine-months ended September 30, 2024, were ($5.3 million), which included our follow-on investment in Morgan E&P of $2.2 million made in January and February 2024. We do not currently have the necessary cash on hand and/or projected future cash flows to fund our operating activities. It is possible the Fund will require loans, capital investment from one or more sources, or will be required to dispose of certain of its investments, to cover a potential cash shortfall. The Fund does not presently have any existing commitments to fund any such shortfall, should it occur, and cannot guarantee that it will be able to execute on such plans in the future. Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

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

We perform a yield analysis assuming a hypothetical current sale of the security to determine the fair value of our privately held debt investments. The yield analysis considers changes in interest rates and changes in leverage levels of the portfolio company as compared to the market interest rates and leverage levels. Assuming the credit quality of the portfolio company remains stable, the Fund will use the value determined by the yield analysis as the fair value for that security.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the three and nine months ended September 30, 2024 and the year ended December 31, 2023.

As of September 30, 2024, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of September 30, 2024
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$37,500	$—	$—	$37,500
Total investments	37,500	—	—	37,500
U.S. Treasury bills	54,993	54,993	—	—
Total investments and U.S. Treasury bills	$92,493	$54,993	$—	$37,500

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

The following table provides a reconciliation of fair value changes during the three and nine months ended September 30, 2024 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2024	$40,853	$—	$—	$40,853
Purchases of portfolio securities	2,247	—	—	2,247
Change in unrealized appreciation	(1,350)	—	—	(1,350)
Fair value as of March 31, 2024	41,750	—	—	41,750
Change in unrealized appreciation	4,750	—	—	4,750
Fair value as of June 30, 2024	46,500	—	—	46,500
Change in unrealized appreciation	(9,000)	—	—	(9,000)
Fair value as of September 30, 2024	$37,500	$—	$—	$37,500

The following table provides a reconciliation of fair value changes during the three and nine months ended September 30, 2023 for all investments for which we determine fair value using unobservable (Level 3) factors:

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
Equus Energy, LLC			Acreage Value (per acre)	$1,500	$10,000	$3,722
	$ 8,000	Guideline Transaction Method	Proved Reserve Multiple	4.6x	11.0x	9.1x
			Daily Production Multiple	18,593.5x	46,373.4x	40,692.5x
		Discounted Cash Flow	Discount Rate	11.5%	11.5%	11.5%

Morgan E&P, LLC		Guideline Public Company Method	Proved Reserve Multiple	8,619x	12,757x	10,688x
			Daily Production Multiple	49,709x	50,123x	49,916x
	19,000	Guideline Transaction Method	Proved Reserve Multiple	6,488x	9,061x	7,775x
			Daily Production Multiple	36,221x	42,938x	39,580x
		Discounted Cash Flow	Discount Rate	11.3%	12.3%	11.80%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Discount for lack of marketability	10.32%	12.0%	11.16%

	$ 37,500

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

Investment Transactions— Investment transactions are recorded at fair value on the trade date. Current-period changes in fair value of investments are reflected as a component of the net unrealized appreciation of portfolio securities on the Statements of Operations. The net change in unrealized appreciation primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses for investments sold during the period. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. As September 30, 2024, we have no assets going through foreclosure. Realized gains and losses on investments sold are computed on a specific identification basis.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Accumulated undistributed net investment losses	$(54,118)	$(51,465)
Unrealized appreciation of portfolio securities, net	18,889	24,489
Accumulated undistributed net capital gains	595	464
Accumulated deficit	$(34,634)	$(26,512)

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we have no provision for margin tax expense for the three months ended September 30, 2024, and we expect no in state income tax for the year ended December 31, 2023.

Cash Flows—For purposes of the Statements of Cash Flows, we consider all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. We exclude “Restricted Cash and U.S. Treasury Bills” used for purposes of complying with RIC requirements from cash equivalents.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Cash and cash equivalents at end of period	$1,149	$6,533
Restricted cash at end of period	550	450
Cash and cash equivalents and restricted cash at end of period	$1,699	$6,983

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

In February 2024, we amended our credit facility with Morgan and increased the total amount that may be drawn under the facility from $10.0 to $10.5 million and, during the first quarter of 2024, we advanced Morgan an additional $2.2 million thereunder. As of September 30, 2024, our debt facility with Morgan had been fully drawn. During the nine months ended September 30, 2024, we recorded a decrease in the fair value of the equity of Morgan of $3.6 million, from $22.6 million to $19.0 million, principally due to adverse changes in oil prices, decreases in production during the period, and a combination of other qualitative and quantitative factors affecting Morgan during the period.

During the first nine months of 2024, WTI prices decreased from $71.65 per barrel at December 31, 2023 to $68.27 at September 30, 2024. Gas prices increased from $2.63 at December 31, 2023 to $2.92 at the end of the third quarter of 2024. Principally due to a decrease in oil prices, we recorded a decrease in the fair value of Equus Energy of $2.0 million during the nine month period ended September 30, 2024, from $10.0 million to $8.0 million.

During the nine months ended September 30, 2023, notwithstanding price decreases for oil and natural gas in the period, primarily due to stable prices for mineral acreage transactions in the principal region where Equus Energy, LLC, holds its leasehold interests, we recorded no change in the fair value of this investment.

(6)       Conversion to an Operating Company

Authorization to Withdraw BDC Election—In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2024 or 2025 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to December 31, 2024. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to rise and fall in successive quarters between the third quarter of 2023 and the third quarter of 2024, and stood at $68.27 as of September 30, 2024. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and have thereafter remained generally stable, finishing the first nine months of 2024 at $2.92 per MMBTU. Relative oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights. On October 8, 2024, the U.S. Energy Information Administration issued estimates of $79.91 and $73.13 for the average WTI price per barrel of oil for the years 2024 and 2025, respectively, and estimated average gas prices of $2.30 and $3.10 for 2024 and 2025, respectively.

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

Revenue and Income—During the three months ended September 30, 2024, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $119 thousand, ($6) thousand, and ($54) thousand, respectively, as compared to revenue, operating revenue less direct operating expenses, and net loss of $137 thousand, $41 thousand, and ($28) thousand, respectively, for the three months ended September 30, 2023.

During the nine months ended September 30, 2024, Equus Energy’s revenue, operating revenue less direct operating expenses, and net loss were $484 thousand, $156 thousand, and ($52) thousand, respectively, as compared to revenue, operating revenue less direct operating expenses, and net income of $455 thousand, $47 thousand, and $5 thousand, respectively, for the nine months ended September 30, 2023.

Capital Expenditures—During the nine months ended September 30, 2024 and September 30, 2023, Equus Energy’s investment, respectively, in capital expenditures for small repairs and improvements was not significant.

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$27	$71
Accounts receivable	181	167
Total current assets	208	238
Oil and gas properties	8,173	8,173
Less: accumulated depletion, depreciation and amortization	(8,107)	(8,097)
Net oil and gas properties	66	77
Total assets	$274	$315

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$112	$105
Due to affiliate	126	126
Total current liabilities	238	231
Asset retirement obligations	237	233
Total liabilities	475	464

Total member's deficit	(201)	(149)

Total liabilities and member's deficit	$274	$315

Revenue and direct operating expenses for the various oil and gas assets included in the unaudited condensed consolidated statements of operations below represent the net collective working and revenue interests acquired by Equus Energy.

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Operating revenue	$119	$137	$484	$455
Operating expenses
Direct operating expenses	125	96	328	408
General and administrative	53	68	204	1,039
Depletion, depreciation, amortization and accretion	5	1	14	3
Other income	(10)	—	(10)	(1,000)
Total operating expenses	173	165	536	450
Net income (loss)	(54)	(28)	(52)	5

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2024	2023

Cash flows from operating activities:

Net (loss) income	$(52)	$5
Adjustments to reconcile net income (loss)
net cash (used in) operating activities:
Depletion, depreciation and amortization	10	2
Accretion expense	4	1
Changes in operating assets and liabilites:
Accounts receivable	(14)	54
Prepaid expenses and other current assets	—	9
Accounts payable and other	8	—
Due to parent	—	(223)
Net cash (used in) operating activities	(44)	(152)
Cash flows from investing activities:
Investment in oil & gas properties	—	(3)
Net cash (used in) investing activities	—	(3)
Net (decrease) in cash	(44)	(155)
Cash and cash equivalents at beginning of period	71	205
Cash and cash equivalents at end of period	$27	$50

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

The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves and estimated cost of dismantlement and abandonment, net of salvage value, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Unevaluated oil and gas properties are excluded from this calculation. Depletion, depreciation, amortization and accretion expense for the Company’s oil and gas properties totaled $14 thousand and $3 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)	As of September 30, 2024, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

(b)	The cost of investments in unproved and unevaluated properties excluded from the costs being amortized; and

(c)	The lower of cost or estimated fair value of unproved properties included in the costs being amortized.

When it is determined that oil and gas property costs exceed the ceiling limitation, an impairment charge is recorded to reduce its carrying value to the ceiling limitation. The Company recognized no impairment loss on its oil and gas properties during the nine months ended September 30, 2024 and 2023.

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

 Income Taxes—A limited liability company is not subject to the payment of federal income taxes as components of its income and expenses flow through directly to the members. However, the Company is subject to certain state income taxes. Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations. The Company had no federal income tax expense for the nine months ending September 30, 2024 and September 30, 2023, respectively.

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

During the nine months ended September 30, 2024, in addition to the increase in acreage noted above, Morgan also experienced an increase in proved reserves and probable reserves, largely due to the commencement of production of its initial two wells that were drilled and completed in the fourth quarter of 2023.

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. In February 2024, we increased the total amount of the facility to $10.5 million. As of September 30, 2024, the facility had been fully-drawn.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Morgan have been prepared on a going concern basis, which contemplates the near-term sale of quantities of oil and gas, realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Morgan be unable to continue as a going concern. As of September 30, 2024, Morgan does not have sufficient cash resources to fund its present operations. Morgan is presently seeking external financing to enable it to continue operations over the twelve months from the date of this quarterly report, but we cannot assure you that Morgan will be successful in doing so, or that such endeavors will generate sufficient liquidity to enable Morgan to continue operations over the next twelve months. These factors raise substantial doubt about Morgan’s ability to continue as a going concern.

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

Below is summarized unaudited condensed consolidated financial information for Morgan E&P, LLC as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024, three months ended September 30, 2023 and the period from inception (April 3, 2023) through September 30, 2023, respectively, (in thousands):

MORGAN E&P, LLC

Unaudited Condensed Balance Sheet

	September 30, 2024	December 31, 2023
Assets:
Cash	$—	$2,441
Revenue receivables	283	464
Joint interest billing receivables	2,644	1,391
Other receivables	87	—
Prepaids and other current assets	81	133
Current assets	3,095	4,429

Property, plant and equipment
Oil and gas properties, net - full cost method	11,356	10,326
Other property, plant and equipment, net	37	46
Total property, plant and equipment - net	11,393	10,372

Other noncurrent assets
Operating lease right-of-use assets, net	237	270
Total noncurrent assets	237	270

Total assets	$14,725	$15,071

Liabilities and Member's Deficit:

Current liabilities
Accounts payable	$6,886	$2,372
Revenue payable	745	221
Prepayments from working interest owners	—	122
Current portion of operating lease liabilities	45	28
Due to parent	17	13
Accrued liabilities	240	5,383
Total current liabilities	7,933	8,139

Long-term liabilities
Asset retirement obligations	4	4
Long-term operating lease liabilities	220	254
Note payable - Due to parent	10,500	8,253
Long-term accrued liabilities - Due to parent	1,149	225
Total long-term liabilities	11,873	8,736
Total liabilities	19,806	16,875

Retained earnings - beginning of year	(1,804)	—
Current year deficit	(3,277)	(1,804)
Member's deficit	(5,081)	(1,804)

Total liabilities and member's deficit	$14,725	$15,071

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	From Inception April 3, 2023 thru September 30,
	2024	2023	2024	2023
Oil and gas revenues
Oil revenues	$176	$—	$2,486	$—
Gas revenues	(2)	—	29	—
Natural gas liquid revenues	(1)	—	124	—
Oil and gas revenue	173	—	2,639	—

Operating costs and expenses
Lease operating	380	—	2,377	—
Production and ad valorem taxes	19	—	254	—
Marketing, transportation and gathering	4	—	82	—
Depreciation, depletion, and amortization	32	—	530	—
General and administrative	617	354	1,754	483
Total operating costs and expenses	1,052	354	4,997	483
Loss from operations	(879)	(354)	(2,358)	(483)
Other income (expense)
Interest income	—	—	6	—
Interest expense	(317)	(33)	(925)	(40)
Total other income (expense), net	(317)	(33)	(919)	(40)
Net loss	$(1,196)	$(387)	$(3,277)	$(523)

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended	From Inception April 3, 2023
	September 30, 2024	thru September 30, 2023
Cash flows from operating activities:
Net loss	$(3,277)	$(523)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation, depletion, amortization	530	—
Amortization of right-of-use asset	33	—
Changes in operating assets and liabilities:
Revenue receivables	181	—
Joint interest billing receivables	969	—
Prepaids and other current assets	(35)	(171)
Accounts payable	2,613	163
Revenue payable	524	—
Prepayments from working interest owners	(122)	—
Due to parent	4	13
Payment of operating lease liability	(17)	—
Accrued liabilities	(576)	8
Long Term Accrued liabilities - due to parent	924	32
Net cash provided by (used in) operating activities	1,751	(478)

Cash flows from investing activities:
Additions to oil and gas properties	(6,439)	(1,387)
Acquisition of oil and gas properties	—	(500)
Additions to other property, plant and equipment	—	(22)
Net cash used in investing activities	(6,439)	(1,909)

Cash flows from financing activities:
Proceeds from Note payable - Due to parent	2,247	2,400
Net cash provided by financing activities	2,247	2,400

Net change in cash	(2,441)	13
Cash at beginning of period	2,441	—

Cash at end of period	$—	$13

Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities
Changes in capital accounts payable and capital accruals	4,888	(935)

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unproved properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration costs. The Company excludes these costs until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed at least annually to determine if impairment has occurred. The amount of any evaluated or impaired oil and natural gas properties is transferred to capitalized costs being amortized. For the nine months ended September 30, 2024, the Company transferred $1.5 million to the full cost pool.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

In October 2024, our holding in $55.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

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

Conversion to an Operating Company

Authorization to Withdraw BDC Election. In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2024 or in 2025 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to December 31, 2024. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

 Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to rise and fall in successive quarters between the third quarter of 2023 and the third quarter of 2024, and stood at $68.27 as of September 30, 2024. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and have thereafter remained generally stable, finishing the first nine months of 2024 at $2.92 per MMBTU. Relative oil price stability has been a significant factor in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights, as well as in the Williston Basin region in North Dakota where Morgan holds its development rights. On October 8, 2024, the U.S. Energy Information Administration issued estimates of $79.91 and $73.13 for the average WTI price per barrel of oil for the years 2024 and 2025, respectively, and estimated average gas prices of $2.30 and $3.10 for 2024 and 2025, respectively.

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

Morgan has undertaken significant capital expenditures for oil and gas development during the third and fourth quarters of 2023.  During 2024, Morgan undertook an additional $6.4 million in capital expenditures, principally consisting of accruals and additional costs related to the development of its initial two wells.  The company is expected to incur additional capital expenditures related to drilling and completion of additional wells in 2025.

The U.S. Economy. U.S. GDP increased at an annualized rate of 2.8% in the third quarter of 2024, below consensus estimates of 3.0% for the period. This followed increases of 3.0% and 1.4% on an annualized basis for the second and first quarters of 2024. The principal drivers of the increase during the third quarter of 2024 were increased consumer and government spending. The Conference Board is projecting an increase in GDP of 2.6% for all of 2024, slowing to 1.7% for 2025. (Sources: Bureau of Economic Analysis; The Conference Board).

Employment and Housing. The U.S. added only 12,000 new jobs in October 2024, but the overall unemployment rate held steady at 4.1%, offsetting concerns of a pending recession. The Congressional Budget Office is predicting no change in the unemployment rate through 2025. Persistently high borrowing costs have constrained sales volumes of existing and new homes during 2023 and the first nine months of 2024 to their lowest levels in decades, although home prices continue to increase and have outpaced inflation. Recent releases of neutral economic data has resulted in continued high mortgage rates, suggesting that acquisition and refinancing activity for 30-year mortgages will not increase until later in 2025 (Sources: Bureau of Labor Statistics; Freddie Mac).

Consumer Prices. After experiencing substantial increases in 2022 and into 2023, consumer price increases have significantly ebbed. As of September 30, 2024, the consumer price index was up 2.1% over the previous 12-month period, down from 2.3% in August 2024, and at a three-year low. Largely as a result of slowing of economic growth, most commentators are forecasting a decrease in the rate of inflation throughout the remainder of 2024 and into 2025. (Sources: Bureau of Economic Analysis; Bureau of Labor Statistics; Trading Economics).

Interest Rates. Principally as a response to declining rates of GDP growth and inflation, on September 18, 2024, the Federal Reserve cut interest rates for the first time in four years, decreasing the federal funds rate by 50 basis points, and indicated that further cuts may be on the horizon. With decreases in the consumer price index and increases in the U.S. unemployment rate, most analysts are expecting further cuts in late 2024 or at the Federal Open Market Committee’s meetings in January or March 2025. (Sources: Forbes; The Federal Reserve Board).

Mergers and Acquisitions. During the third quarter of 2024, global merger and acquisition activity increased significantly to $160 billion as compared to $76 billion during the second quarter of 2024, although the number of transactions in each quarter remained relatively consistent at approximately 1,600. Some industry commentators are predicting that consolidations and divestitures will continue to increase, particularly in the areas of healthcare, technology, and energy. Higher interest rates and lower deal volumes have kept valuation multiples at levels consistent with previous years, which is expected to facilitate increased transaction activity through the remainder of the year and into 2025. (Sources: Ernst & Young; S&P Global).

Private Equity. Private equity activity, both in the U.S. and globally, slowed in 2022 and 2023 following the frenetic pace of 2020 and 2021. While the first half of 2024 showed a significant increase compared to the first half of 2023, the third quarter of 2024 finished flat, and analysts are expecting overall PE activity to be similar to that of 2023. Industry analysts are also predicting artificial intelligence driven enterprises will top the list of acquisition priorities, along with energy infrastructure plays that benefit from federal incentives. (Sources: Statista; S&P Global; Ropes & Gray).

During the nine months ended September 30, 2024, our net asset value decreased from $3.55 per share to $2.96 per share, a decrease of 16.6%. As of September 30, 2024, our common stock is trading at a 54.1% discount to our net asset value as compared to 59.2% as of December 31, 2023.

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

Results of Operations

Investment Income and Expense

Net investment loss was relatively unchanged at $0.7 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively and $2.7 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Total investment income was $0.3 million and $0.04 million for the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $0.06 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in the nine months is due to the interest-bearing portfolio investment.

Compensation expense was $0.4 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease is a result of bonuses paid in 2023.

Professional fees were relatively unchanged at $0.2 million for the three months ended September 30, 2024 and 2023, respectively and were $1.2 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was principally due to overall fee increases in legal and accounting fees.

General and administrative expenses were $0.04 million and $0.03 million for the three months ended September 30, 2024 and 2023, respectively and $0.1 million for the nine months ended September 30, 2024 and 2023.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the nine months ended September 30, 2024, we made a $2.2 million follow-on debt investment in Morgan E&P, LLC (“Morgan”).  During this period, we also recorded a decrease of $3.6 million in the fair value of our equity holding in Morgan. The decrease was primarily due to declines in oil prices, as well as declines in production during the period.

During the nine months ended September 30, 2024, with respect to our holding in Equus Energy, LLC, we recorded a decrease of $2.0 million in the fair value of our investment. The decrease was primarily due to the decrease in oil prices during the period.

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

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

In October 2024, our holding in $55.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financing Reporting Existing as September 30, 2024

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the previously disclosed material weakness relating to the Fund’s controls relating to the design and operation of management review over the valuation of the Fund’s portfolio investment, including management’s review procedures over the completeness and accuracy of the underlying data and information supplied to third parties assisting management by recommending a range of reasonable fair values continued to exist as of September 30, 2024.

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

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Dated: November 14, 2024

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

