Form 10-K
period 2024-12-31
EQUUS TOTAL RETURN, INC.
filed 2025-04-10
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 814-00098

EQUUS TOTAL RETURN, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

700 Louisiana St. 41st Floor, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

__________________________________________
(former address, if changed since last report)

Registrant’s telephone number, including area code: (713) 529-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	EQS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

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
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

TableOfContents

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $8,388,688 computed on the basis of $1.32 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2024. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,586,173 shares of the registrant’s common stock, $.001 par value, outstanding as of April 10, 2025. The net asset value of a share of the Registrant as of December 31, 2024 was $2.17.

Portions of the Proxy Statement (to be filed) for the 2025 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

2

TableOfContents

TableOfContents

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

Equus is a closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). In order to remain a BDC, we must meet certain specified requirements under the 1940 Act, including investing at least 70% of our assets in eligible portfolio companies and limiting the amount of leverage we incur. Prior to the fourth quarter of 2024, Equus was also a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986. A BDC that is also a RIC is not required to pay corporate-level income tax on its investment income. During the fourth quarter of 2024, we elected to not qualify as a RIC. Consequently, in the event that we incur operating income or net investment income, we will be taxed at regular corporate rates. Notwithstanding our present election, we may seek to requalify as a RIC in the future. For a discussion of requirements necessary to maintain our status as a BDC and as a RIC, please see “Business Development Company Requirements” and “Regulated Investment Company Tax Status,” respectively.

Our principal office is located at 700 Louisiana St., 41st Floor, Houston, Texas, 77002, and the telephone number is 1-800-856-0901. Our corporate website is located at www.equuscap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on The New York Stock Exchange (“NYSE”) under the ticker symbol “EQS”.

Significant Developments

Recent Financing and Investment Transactions. In the first quarter of 2025, we undertook the following transactions:

•	Issuance of Convertible Note and Warrants. On February 10, 2025, we issued a 1-year senior convertible promissory note bearing interest at the rate of 10.0% per annum in exchange for $2.0 million in cash (“Equus Note”). The Equus Note is convertible into shares of the Fund’s common stock at a conversion price of $1.50 per share. Contemporaneously with the issuance of the Note, the Fund also issued two common stock purchase warrants to acquire an aggregate of 2,000,000 shares of the Fund’s common stock at an exercise price of $1.50 per share.
•	New Portfolio Investment. On February 10, 2025, we purchased from General Enterprise Ventures, Inc., a developer of fire suppression products (“GEVI”), a 1-year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“GEVI Note”). The GEVI Note is convertible into shares of GEVI’s common stock at a conversion price of $0.40 per share. Contemporaneously with the purchase of the GEVI Note, the Fund also received a common stock purchase warrant to acquire an aggregate of 1,875,000 shares of GEVI common stock at an exercise price of $0.50 per share.

TableOfContents

•	Sale of Equus Energy. On March 3, 2025, we sold Equus Energy to North American Energy Opportunities Corp., a developer of upstream oil and gas assets (“NAEOC”). The consideration provided by NAEOC consisted of $1.25 million in cash and 27,500 shares of preferred stock, redeemable within 6 months of the date of issuance at $100.00 per share, or an aggregate of $2.75 million, conditional upon Equus facilitating NAEOC’s acquisition of operating rights with respect to Equus Energy’s holdings in the Conger Field, as well as the acquisition of the working interests associated with the Conger Field not already held by Equus Energy.

Impact of Geopolitical Events on the Oil and Gas Sector. The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI and gas prices reaching multi-year highs in 2022, largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to moderately rise and fall in successive quarters between the third quarter of 2023 and the fourth quarter of 2024, and stood at $72.44 as of December 31, 2024. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and have thereafter remained relatively stable, finishing the year ended December 31, 2024 at $3.40 per MMBTU. Recent oil price stability has been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, LLC holds its development rights.

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

TableOfContents

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

TableOfContents

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

Current Portfolio Companies

For a description of our portfolio company investments as of December 31, 2024, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Portfolio Securities.”

TableOfContents

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

TableOfContents

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

Temporary Investments. Pending investment in portfolio companies, we invest our available funds in interest- bearing bank accounts, money market mutual funds, U.S. Treasury securities and/or certificates of deposit with maturities of less than one year (collectively, “Temporary Investments”). Temporary Investments may also include commercial paper (rated or unrated) and other short-term securities. Temporary Investments constituting cash, cash items, securities issued or guaranteed by the U.S. Treasury or U.S. Government agencies and high quality debt securities (commercial paper rated in the two highest rating categories by Moody’s Investor Services, Inc. or Standard & Poor’s Corporation, or if not rated, issued by a company having an outstanding debt issue so rated, with maturities of less than one year at the time of investment) will qualify for determining whether we have 70% of our total assets invested in qualifying assets or in qualified Temporary Investments for purposes of the BDC provisions of the 1940 Act.

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

TableOfContents

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

Regulated Investment Company Tax Status

As a BDC, we have historically operated to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), although RIC qualification is not a prerequisite to qualifying as a BDC. During the fourth quarter of 2024, we elected to not qualify as a RIC, although we may seek to requalify at a later date. Because we do not presently qualify as a RIC, in the event that we generate operating income or net investment income, we will be subject to regular corporate rates of taxation.

If we requalify as a RIC and annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and capital gains we distribute to our stockholders. Taxable income generally differs from net income as defined by accounting principles generally accepted in the United States due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

While we are not required to qualify as a RIC to maintain our BDC status, we must continue to qualify as an investment company to obtain RIC status under the Code, among other requirements. To obtain (or maintain, as the case may be) RIC status, we must (i) continue to qualify as an investment company; (ii) distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, as defined by the Code; (iii) derive in each taxable year at least 90% of our gross investment company income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to our business of investing in such stock or securities as defined by the Code; and (iv) meet investment diversification requirements. The diversification requirements generally require us, at the end of each quarter of the taxable year, to have (a) at least 50% of the value of our assets consist of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer and (b) no more than 25% of the value of our assets invested in the securities of one issuer (other than U.S. government securities and securities of other RICs), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

In addition, should we choose not to distribute at least 98.2% of our net income consisting of capital gains for each one-year period ending on October 31, we will be subject to a 4.0% nondeductible Federal exercise tax.

If we fail to satisfy the 90% distribution requirement or otherwise fail to requalify as a RIC in any taxable year, we will be subject to tax in such year on all of our taxable income, regardless of whether we make any distribution to our stockholders. In addition, in that case, all of our distributions to our stockholders will be characterized as ordinary income (to the extent of our current and accumulated earnings and profits). We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income; however, none have been necessary in recent years.

TableOfContents

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

Certifications

In July 2024, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, we submitted to the NYSE an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are “forward-looking statements” within the meaning of the federal securities laws, involve a number of risks and uncertainties, and are based on the beliefs and assumptions of Management, based on information currently available to Management. Actual results may differ materially. In some cases, readers can identify forward- looking statements by words such as “may,” “will,” “should,” “expect,” “objective,” “plan,” “intend,” “anticipate,” “believe,” “Management believes,” “estimate,” “predict,” “project,” “potential,” “forecast,” “continue,” “strategy,” or “position” or the negative of such terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions, or events, future operating results, or the ability to generate sales, income, or cash flow are forward-looking statements.

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

TableOfContents

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

TableOfContents

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

TableOfContents

Our holdings in Morgan E&P are subject to commodity price declines endemic to oil and gas companies.

The oil and gas business is fundamentally a commodity-based enterprise. This means that the operations and earnings of Morgan E&P, LLC (“Morgan”) may be significantly affected by changes in prices of oil, gas and natural gas liquids. The prices of these products are also dependent upon local, regional and global events or conditions that affect supply and demand for the relevant commodity. In addition, the pricing of these commodities is highly dependent upon technological improvements in energy production and development, energy efficiency, and seasonal weather patterns. Moreover, as a worldwide commodity, the price of oil and natural gas is also influenced by global demand, changes in currency exchange rates, interest rates, and inflation. Morgan does not employ any hedging strategies in respect of its oil and gas holdings and is therefore subject to price fluctuations resulting from these and other factors. The operational results and financial condition of Morgan, as well as the economic attractiveness of future capital expenditures for new drilling, may be materially adversely affected as a result of lower oil and gas prices.

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

TableOfContents

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

TableOfContents

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

Our business requires a substantial amount of cash to operate. We may borrow funds to pay contingencies or expenses or to make investments, or to reinstate our pass-through tax status as a RIC under Subchapter M of the Code. We are permitted under the 1940 Act to borrow if, immediately after the borrowing, we have an asset coverage ratio of at least 150%. That is, we may borrow an amount equal to double the fair value of our total net assets (including investments made with borrowed funds). The amount and nature of any such borrowings depend upon a number of factors over which we have no control, including general economic conditions, conditions in the financial markets and the impact of the financing on the tax treatment of our stockholders. The use of leverage, even on a short-term basis, could have the effect of magnifying increases or decreases in our net asset value.

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

Many financial institutions are unwilling to lend against a portfolio of illiquid, private securities. The make-up of our portfolio has made it more difficult for us to borrow at the level and on the terms that we desire. Our borrowings have historically consisted of a revolving line of credit which has since expired, and a margin account used quarterly to enable us to achieve adequate diversification to maintain our previous pass-through tax status as a RIC. We are attempting to secure liquidity through various means, including the sale of our portfolio assets, as well as debt and equity financing. Although we believe we will be able to obtain sufficient liquidity for our operating expenses for the next twelve months, we could be wrong. If we are wrong, we would have to obtain capital from other sources to pay Fund expenses. We may also be required to sell our portfolio holdings at an inopportune time and at a price that may be less than would be received if such holdings were sold in a more competitive and orderly manner.

TableOfContents

The costs of borrowing money may exceed the income from the portfolio securities we purchase with the borrowed money. We will suffer a decline in net asset value if the investment performance of the additional securities purchased with borrowed money fails to cover their cost to the Fund (including any interest paid on the money borrowed). A decline in net asset value could affect our ability to make distributions on our common stock. If we seek to requalify as a RIC and obtain pass-through tax status as a result, our failure to distribute a sufficient portion of our net investment income and net realized capital gains could result in a loss of such pass-through tax status or subject us to a 4% excise tax. If the asset coverage for debt securities issued by the Fund declines to less than 150% (as a result of market fluctuations or otherwise), we may be required to sell a portion of our investments when it is disadvantageous to do so. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have had net investment losses in the past five years.

We have had net investment losses in the past five years, with a net investment loss of $15.6 million for the year ended December 31, 2024. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, our results of operation, and our financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

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

TableOfContents

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

TableOfContents

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

We are not currently qualified as a RIC under the Code and will be subject to corporate level income tax.

As described under Regulated Investment Company Tax Status above, during the fourth quarter of 2024, we elected to not qualify as a RIC. As a result, we will be subject to regular corporate level income tax on our income and gains and will not be permitted to deduct distributions paid to our stockholders. To requalify as a RIC and be entitled to the tax benefits accorded to RICs under the Code, we must meet certain income source, asset diversification and annual distribution requirements applicable to RICs. Further, we must also derive, each taxable year, at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock or securities or currencies and net income from interests in certain “qualified” publicly traded partnerships. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis.

As discussed above in “Our business depends on external financing,” we historically have borrowed funds necessary to make qualifying investments to satisfy the Subchapter M diversification requirements. We undertook no such borrowings during the fourth quarter of 2024.

In addition to corporate levels of tax on our income and gains as a non-RIC, our distributions will be taxable as dividends to the extent paid from earnings and profits. We may also be subject to income tax and/or a 4% excise tax, if we fail to distribute a sufficient portion of our net investment income and net realized capital gains. To the extent that we generate such income and gains and do not requalify as a RIC, our tax treatment as a regular Subchapter C corporation would have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

TableOfContents

Because we intend to distribute substantially all of our income and net realized capital gains to our stockholders, if we continue to operate as a BDC, we will need additional capital to finance our growth.

As noted above, inasmuch as we expect to receive a future authorization from our stockholders to withdraw our election to be classified as a BDC, such withdrawal also means that we will not requalify as a RIC. Our management is currently evaluating potential transactions that would result in the transformation of Equus into an operating company and the withdrawal of our BDC election and RIC status within this time frame, but we may nevertheless not consummate any such transformative transaction and remain a BDC and continue to seek to requalify as a RIC. In order to requalify as a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, for so long as we maintain our status as a BDC, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain net long- term capital gains (which we may retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders). As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to issue additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

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

TableOfContents

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

In prior years, we announced our plan to effect the restructuring of the Fund as an operating company no longer subject to the 1940 Act, which transaction could take the form of a sale of Equus, a restructuring, a recapitalization, merger, or other business combination, or the conversion of Equus into a permanent capital vehicle. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of a transformative transaction of Equus into an operating company or permanent capital vehicle. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and, although we believe we will consummate a transaction that would result in the transformation of Equus into an operating company during 2025, we may be wrong. Our Board of Directors has not set a timetable for completion of the evaluation of a potential transaction.

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

TableOfContents

If we reorganize as an operating company, we will likely not seek to requalify as a RIC under the Code.

If we were to reorganize as an operating company, we would not seek to reinstate our status as a RIC. As noted above under Regulated Investment Company Tax Status, if we do not requalify as a RIC, we will be subject to corporate income tax, which would substantially reduce the amount of income we might otherwise distribute to our shareholders.

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

TableOfContents

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

TableOfContents

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

We have created an Information Security Team, consisting of our Chief Financial Officer and our Chief Compliance Officer, to implement and administer our Cybersecurity Policy. Our Chief Financial Officer and Chief Compliance Officer have each served in senior management positions for a number of years, have received cybersecurity training from time to time in connection with their professional certifications, and have overseen and supervised the activities of external information technology personnel of the Fund during this period. Among the duties and responsibilities of our Information Security Team are the following:

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

TableOfContents

Item 2. Properties

We do not own any real estate or other physical properties. Our principal executive offices are located at 700 Louisiana St. 41st Floor, Houston, Texas 77002. Should we remain a BDC and not consummate the transformation of Equus into an operating company, we believe that these leased office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

TableOfContents

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “EQS”. We had approximately 1,640 stockholders as of December 31, 2024, 586 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2024, our net asset value per share was $2.17.

The following table reflects the high and low closing sales prices per share of our common stock on the NYSE, and net asset value (“NAV”) per share for each of the three years ended December 31, 2024, by quarter:

	2024				2023				2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$1.68	$1.53	$1.48	$1.40	$1.75	$1.65	$1.55	$1.51	$2.71	$2.70	$2.63	$1.83
Low	1.42	1.25	1.24	1.04	1.44	1.46	1.35	1.38	2.20	2.35	1.49	1.39
NAV	3.38	3.66	2.96	2.17	2.52	2.96	3.49	3.55	2.77	2.75	2.68	2.61

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the NYSE Composite Index and the S&P 500 Index for the five years ended December 31, 2024. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2019 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

TableOfContents

If we requalify as a RIC, we will be required to distribute to our stockholders, in a timely manner, at least 90% of our taxable net investment income each year. If we do not distribute, in a timely manner, 98.2% of our taxable net capital gains and 90% of our taxable net investment income each year (as well as any portion of the respective 2% balances not distributed in the previous year), we will be subject to a 4% non-deductible federal excise tax on certain undistributed income of regulated investment companies. Under the 1940 Act, we are not permitted to pay dividends to stockholders unless we meet certain asset coverage requirements. If taxable net investment income is retained, we will be subject to federal income and excise taxes. We reserve the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long-term capital gains and our stockholders will be able to claim their proportionate share of the federal income taxes paid by the Fund on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their fund shares by the difference between their undistributed capital gains and their tax credit.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are incorporating by reference Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2023 compared to fiscal year 2022.

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

TableOfContents

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of the Fund’s total assets in “qualifying assets,” including securities of private U.S. companies, certain public U.S. companies with a total market capitalization not in excess of $250 million, cash, cash equivalents, U.S. government securities and short-term high-quality debt investments. Prior to the fourth quarter of 2024, Equus qualified as a RIC under Subchapter M of the Code and may seek to requalify as a RIC in the future. To qualify as a RIC, we must meet certain source of income and asset diversification requirements. If we comply with the provisions of Subchapter M, the Fund generally would not have to pay corporate-level income taxes on any income that is distributed to our stockholders.

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2024, 2023 and 2022, we did not incur any non- recurring expenses.

Non-Operating Subsidiary. We have established Equus Total Return (Canada) Inc. as a wholly-owned subsidiary to facilitate payments to Canadian personnel and contractors who provide services to the Fund. We consider Equus Total Return (Canada) Inc. a disregarded entity for accounting purposes, inasmuch as it does not have active operations.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “Critical Accounting Policies – Valuation of Investments” below. As of December 31, 2024, we had invested 91.9% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 100% in membership interests in limited liability companies.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2024, we had no outstanding commitments in our portfolio companies.

Financing Activities. From time to time, we use leverage to finance a portion of our investments. We then repay such debt from the sale of portfolio securities. Under the 1940 Act, we have the ability to borrow funds and issue debt securities or preferred stock that are referred to as senior securities, subject to certain restrictions, including an overall limitation on the amount of outstanding debt, or leverage, relative to equity of 1.5:1. Because of the nature and size of our portfolio investments, we have periodically borrowed funds to make qualifying investments in order to maintain our qualification as a RIC. During the first three quarters of 2024 and all of 2023, we borrowed such funds by accessing a margin account with a securities brokerage firm. We invested the proceeds of these margin loans in high-quality securities such as U.S. Treasury securities until they were repaid. We refer to these high-quality investments as “restricted assets” because they are not generally available for investment in portfolio companies under the terms of borrowing. If, in the future, we seek to requalify as a RIC and cannot borrow funds to make such qualifying investments at the end of any future quarter, we would not so requalify and would, as a non-RIC, be subject to corporate-level income tax on our net investment income and realized capital gains, if any. In addition, our distributions to stockholders would be taxable as ordinary dividends to the extent paid from earnings and profits. See “Federal Income Tax Considerations.”

TableOfContents

Distributions. So long as we remain a BDC, save for minor exceptions we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Possible Share Repurchase. As a closed-end BDC, our shares of common stock are not redeemable at the option of stockholders, and our shares currently trade at a discount to their net asset value. Our Board has determined that it would be in the best interests of our stockholders to reduce or eliminate this market value discount. Accordingly, we have been authorized to, and may from time to time, repurchase shares of our outstanding common stock (including by means of tender offers or privately negotiated transactions) in an effort to reduce or eliminate this market discount or to increase the net asset value of our shares. We are not required to undertake, and we have not previously undertaken, any such share repurchases, nor do we further anticipate taking any such action in 2025.

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

The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. Inasmuch as all existing awards under the Incentive Plan became fully-vested prior to 2021, we recorded no compensation expense relating to awards made under the Incentive Plan for the years ended December 31, 2024, 2023 and 2022.

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

TableOfContents

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

TableOfContents

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $27.5 million and $40.9 million as of December 31, 2024 and 2023, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. See Note 3 to the financial statements included in Item 8.

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

Current Market Conditions

U.S. GDP increased at an annualized rate of 2.3% in the fourth quarter of 2024, which was relatively consistent with consensus estimates for the quarter, but lower than GDP growth for the third quarter of 2024 (3.1%), as well as the fourth quarter of 2023 (3.2%). Overall GDP growth for the full year 2024 was 2.8% compared to 2.9% in 2023. The increase in GDP during the fourth quarter of 2024 was driven principally by consumer spending, offset by a decrease in business investment during the quarter. The Congressional Budget Office is projecting GDP growth of 1.9% for 2025 and 1.8% for 2026. The CBO report was released prior to the inauguration of the new U.S. President and the administration’s imposition of tariffs which has resulted in a downward adjustment to GDP forecasts. Citing tariff concerns, Morgan Stanley revised its GDP growth forecast for 2025 and 2026 from 1.9% and 1.3%, respectively, to 1.5% and 1.2%. (Sources: Bureau of Economic Analysis; Morgan Stanley; Congressional Budget Office).

As of February 2025, the U.S. unemployment rate stood at 4.1%, and has remained largely stable for a considerable period, fluctuating between 3.4% and 4.1% for the previous 36 months. With the advent of tariffs, government layoffs, and a more aggressive deportation policy for undocumented immigrants, most economists are projecting the unemployment rate to increase during the remainder of 2025. Moreover, the labor participation rate remains at approximately 62.5%, below the pre-pandemic high of 63.3% of February 2020. Most of the recent employment gains in 2023 and 2024 were due to gains in the leisure and hospitality industry, construction, trade, transportation, and utilities. (Sources: U.S. Bureau of Labor Statistics; Trading Economics).

Beginning in 2021 and continuing through 2022, consumer prices increased the most in four decades, reaching a high of 8.3%, before steadily declining, more or less, throughout 2023 and 2024, finishing the year at 2.9%. This trend has continued into January 2025, where the U.S. Bureau of Labor Statistics reported an annualized rate of 3.0%. Notwithstanding a projected slowing of the U.S. economy for 2025, most economists are projecting similar rates of inflation for 2025 as compared to 2024, principally due to the effect of expected tariffs on imported goods. (Sources: U.S. Bureau of Labor Statistics; Morgan Stanley).

Global merger and acquisition activity in 2024 was approximately $2.2 trillion, a slight increase from $2.1 trillion in 2023, but well off the high of $4.1 trillion in 2021. Financial services, materials, industrials, and information technology were the sectors that experienced the most significant dealmaking activity during the year. Most analysts expect consolidation activity in 2025 to increase over 2024, principally due to expected lower costs of capital. (Sources: S&P Global; Ernst & Young).

TableOfContents

Private equity activity increased from $1.9 trillion in 2023 to $2.1 trillion in 2024, reversing a downward trend from 2021 and 2022 and the highs experienced during the Covid-19 pandemic. Nevertheless, private equity fundraising was lower for the third straight year due to a weak exit environment that has constrained liquidity, with fund flows down 30% in 2024 as compared to 2023. (Source: S&P Global)

During 2024, our net asset value decreased from $3.55 per share as of December 31, 2023 to $2.17 per share as of December 31, 2024. As of December 31, 2024, our common stock was trading at a 62.9% discount to our net asset value as compared to 59.2% as of December 31, 2023.

Over the past several years, we have executed certain initiatives to enhance liquidity, achieve a lower operational cost structure, provide more assistance to portfolio companies and realize certain of our portfolio investments. Specifically, we changed the composition of our Board of Directors and Management, terminated certain of our follow- on investments, internalized the management of the Fund, suspended our managed distribution policy, modified our investment strategy to pursue shorter term liquidation opportunities, pursued non-cash investment opportunities, and sold certain of our legacy and underperforming investment holdings. We believe these actions continue to be necessary to protect capital and liquidity in order to preserve and enhance shareholder value. Because our Management is internalized, certain of our expenses should not increase commensurate with an increase in the size of the Fund and, therefore, if we remain a BDC, we expect to achieve efficiencies in our cost structure if we are able to grow the Fund.

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

Because of the nature and size of the portfolio investments, we have, until the fourth quarter of 2024, periodically borrowed funds to make qualifying investments to maintain our prior tax status as a RIC. As a RIC, we often borrowed such funds by utilizing a margin account with a securities brokerage firm. If we seek to requalify as a RIC, there is no assurance that such arrangement will be available in the future. If the Fund is unable to borrow funds to make qualifying investments, it may no longer requalify as a RIC. The Fund would then continue to be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would be subject to income tax as ordinary dividends.

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

The Fund reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Fund as long- term capital gains and stockholders will be able to claim their proportionate share of the federal income taxes paid on such gains as a credit against their own federal income tax liabilities. Stockholders will also be entitled to increase the adjusted tax basis of their Fund shares by the difference between their undistributed capital gains and their tax credit.

We are evaluating the impact of current market conditions on our portfolio company valuations and their ability to provide current income. We have followed valuation techniques in a consistent manner; however, we are cognizant of current market conditions that might affect future valuations of portfolio securities. Our operating cash flow and cash on hand is not sufficient to meet operating requirements or to finance routine capital expenditures through the next twelve months. We are therefore seeking liquidity from the sale of our portfolio interests, as well as seeking external debt and equity financing from third parties. Should either or both of the foregoing events not occur as contemplated, the Fund will not have the necessary funds to maintain normal operations and, therefore, substantial doubt would exist about the Fund’s ability to continue as a going concern. Further, if we effect a transformation of the Fund into an operating company as described under “Significant Developments – Authorization to Withdraw BDC Election” above, we may utilize some or a substantial portion of our current liquidity in connection with a contemplated transaction as payment of the purchase price and to pay associated legal, due diligence, accounting, and other fees. Further, we may borrow funds from financial institutions or other providers of debt capital to provide and pay for a part of the consideration and expenses necessary to effect a conversion of Equus into an operating company.

TableOfContents

Year Ended December 31, 2024

As of December 31, 2024, we had total assets of $29.9 million, of which $27.5 million were invested in portfolio investments and $0.3 million were invested in cash and cash equivalents.

Operating Activities. We generated $38.2 million in cash for operating activities in 2024 principally due to $45.1 million sales in net investments in U.S. Treasury bills, offset by $2.2 million in investments, along with $4.6 million in fees to professional advisors, directors and other fees.

Financing Activities. We used $45.0 million in cash from financing activities for 2024, principally in connection with repayments net of borrowings on margin. We did not declare any dividends in 2024.

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

Operating Activities. We used $51.4 million in cash for operating activities in 2023 principally due to $8.3 million in investments, $4.3 million in fees to professional advisors, director and other fees, along with $38.9 million increase in net investments in U.S. Treasury bills.

Financing Activities. We provided $39.1 million in cash from financing activities for 2023, principally in connection with net borrowings on margin. We did not declare any dividends in 2023.

Results of Operations Investment Income and Expense

Year Ended December 31, 2024 as compared to Year Ended December 31, 2023

Total income from portfolio securities was $1.3 million for 2024 and $0.3 for 2023. Compensation expense decreased to $1.8 million in 2024 from $1.9 million in 2023.

As a result of the factors described above, net investment loss after expenses was $3.3 million for 2024 as compared to a net investment loss of $4.0 million in 2023.

TableOfContents

Summary of Portfolio Investment Activity

Year Ended December 31, 2024

During 2024, we made an $2.2 million investment in Morgan E&P, LLC.

The following table includes summarizes investment activity during the year ended December 31, 2024 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$—	$—	$2,247	$—	$2,247

	$—	$—	$2,247	$—	$2,247

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

TableOfContents

Realized Gains and Losses

Year Ended December 31, 2024

We realized capital gains of $138 thousand as a result of disposition of U.S. Treasury bills.

Year Ended December 31, 2023

We realized capital gains of $34 thousand as a result of disposition of U.S. Treasury bills.

Year Ended December 31, 2022

We realized capital gains of $1.0 thousand as a result of disposition of U.S. Treasury bills.

Changes in Unrealized Appreciation of Portfolio Securities

Year Ended December 31, 2024

During 2024, we recorded a decrease of $15.6 million in net unrealized appreciation, from an unrealized appreciation of $24.5 million at December 31, 2023 to a net unrealized appreciation of $8.9 million at December 31, 2024. Such change in unrealized appreciation resulted primarily from the decrease in the fair value of our holdings in Morgan E&P, LLC of $9.6 million, principally due to a lower forward price curve for oil, as well as the reclassification of certain of its proved reserves from producing to non-producing. The change in unrealized appreciation also resulted from the decrease in fair value of our holding in Equus Energy, LLC of $6.0 million, principally due to decreases in the forward curve for oil and natural gas and its effect on the economic prospects of Equus Energy regarding future development of its oil and gas properties. See Subsequent Events below where we sold our interest in Equus Energy in March 2025 for a combination of cash and preferred stock valued at $4.0 million.

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

Portfolio Securities

As of December 31, 2024, we had active investments in the following portfolio companies:

TableOfContents

Morgan E&P, LLC

Morgan E&P, LLC (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. On May 22, 2023, Morgan completed the acquisition of 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota, and acquired approximately 1,100 additional acres on September 26, 2023. The acreage and associated mineral rights were acquired from Pro Energy I LLC (“Pro Energy”), a company whose principals have decades of oil and gas experience and who have themselves drilled over 1,800 horizontal wells in the Williston Basin over a 10-year period. In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, which amount was subsequently amended to $10.5 million, subject to a schedule of disbursements and draws that we determine. As of December 31, 2024, we advanced Morgan $10.5 million under this facility. During 2023 and 2024, Morgan substantially increased its reserves and completed the drilling of two new wells. However, due to mechanical issues, these two wells were classified as non producing during the fourth quarter of 2024. As a result, the fair value of our debt and equity interest in Morgan was $23.5 million at December 31, 2024.

Equus Energy, LLC

We formed Equus Energy, as a wholly-owned subsidiary of the Fund, to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed

$250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests that, as of December 31, 2024, consisted of 136 producing and non-producing oil and gas wells, including associated development rights of approximately 21,520 acres situated on 9 separate properties in Texas and Oklahoma. On September 30, 2020, the Fund provided an additional $0.6 million in capital to Equus Energy for the purpose of additional working capital. On June 30, 2021, the Fund provided an additional $0.35 million in capital to Equus Energy for the purpose of additional working capital. On December 31, 2022, the Fund provided an additional $0.15 million in capital to Equus Energy for the purpose of additional working capital. The working interests held by Equus Energy range from a de minimus amount to 50% of the leasehold production of these wells. The wells are operated by a number of experienced operators such as Burk Royalty, which has operating responsibility for leasehold interests in the Conger Field, representing approximately one-third of the producing well interests. The assets were purchased from Warren American Oil Company, LLC, a Tulsa-based oil and gas firm. The fair value of our holding in Equus Energy decreased from $10.0 million at December 31, 2023 to $4.0 million at December 31, 2024, principally due to decreases in the forward curve for oil and natural gas and its effect on the economic viability of Equus Energy’s gas reserves for future development. See Subsequent Events below where we sold our interest in Equus Energy in March 2025 for a combination of cash and preferred stock valued at $4.0 million.

Off Balance Sheet Arrangements

Our current office space lease since December 31, 2020 is on a month-to-month basis. Rent expense, inclusive of common area maintenance costs, was $97,000 for the year ended December 31, 2024.

Contractual Obligations

As of December 31, 2024, we had no outstanding commitments to our portfolio company investments.

Dividends

So long as we remain a BDC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

TableOfContents

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

Issuance of Convertible Note and Warrants. On February 10, 2025, we issued a 1-year senior convertible promissory note bearing interest at the rate of 10.0% per annum in exchange for $2.0 million in cash (“Equus Note”). The Equus Note is convertible into shares of the Fund’s common stock at a conversion price of $1.50 per share. Contemporaneously with the issuance of the Note, the Fund also issued two common stock purchase warrants to acquire an aggregate of 2,000,000 shares of the Fund’s common stock at an exercise price of $1.50 per share.

New Portfolio Investment. On February 10, 2025, we purchased from General Enterprise Ventures, Inc., a developer of fire suppression products (“GEVI”), a 1-year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“GEVI Note”). The GEVI Note is convertible into shares of GEVI’s common stock at a conversion price of $0.40 per share. Contemporaneously with the purchase of the GEVI Note, the Fund also received a common stock purchase warrant to acquire an aggregate of 1,875,000 shares of GEVI common stock at an exercise price of $0.50 per share.

Sale of Equus Energy. On March 3, 2025, we sold Equus Energy to North American Energy Opportunities Corp., a developer of upstream oil and gas assets (“NAEOC”). The consideration provided by NAEOC consisted of $1.25 million in cash and 27,500 shares of preferred stock, redeemable within 6 months of the date of issuance at $100.00 per share based upon fulfillment of certain conditions.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes two portfolio companies and was 93.1% of our net asset value, 91.9% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2024. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

TableOfContents

Item 8. Financial Statements and Supplementary Data

TableOfContents

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors Equus Total Return, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Equus Total Return, Inc. (the “Fund”), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Table of Contents in Item 15(a)(1) (collectively referred to as the “financial statements”) and the selected per share data and ratios for each of the five years in the period ended December 31, 2024. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in net assets and its cash flows for each of the three years in the period ended December 31, 2024, and the selected per share data and ratios for each of the five years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Equus Total Return, Inc. (the “Fund”), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Table of Contents in Item 15(a)(1) (collectively referred to as the “financial statements”) and the selected per share data and ratios for each of the five years in the period ended December 31, 2024. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in net assets and its cash flows for each of the three years in the period ended December 31, 2024, and the selected per share data and ratios for each of the five years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 2 to the financial statements, the Fund has insufficient operating cash flows and cash on hand that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements and the selected per share data and ratios are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements and the selected per share data and ratios based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and the selected per share data and ratios, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and the selected per share data and ratios. Our procedures included confirmation of securities owned as of December 31, 2024, and 2023 by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the selected per share data and ratios. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

TableOfContents

Valuation of Limited Liability Company Investments

As described in Note 3 to the financial statements, the Fund’s control investment portfolio has a total estimated fair value of $27.5 million at December 31, 2024, which includes $17.0 million of limited liability company investments. Management has determined that these limited liability company investments are Level 3 investments in accordance with Accounting Standards Codification Topic 820 and utilize inputs that are unobservable and significant to the fair value measurement. Management engaged an independent third-party valuation firm and reserve engineers to assist in the determination of the fair value estimate of the Fund’s limited liability company Investments.

We identified the valuation of the Fund’s limited liability company investments as a critical audit matter. The principal considerations for our determination are significant judgments involved in the determination of (i) the valuation techniques utilized to value these investments which include the guideline transaction method, guideline public company method, the discounted cash flow method and transaction price method, and (ii) the use of unobservable inputs in these valuation techniques, which include, acreage value multiples, estimated future production, proved reserve multiple, daily production multiple and discount rate. Auditing these elements was complex because it involved especially subjective auditor judgment, including the use of personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

•	Testing the reasonableness of the estimated future production by: (i) comparing to historical production volumes and historical production decline analyses and (ii) assessing the consistency with evidence obtained in other areas of the audit.

•	Utilizing personnel with specialized skill and knowledge in valuation to assist in: (i) evaluating the appropriateness of the valuation techniques applied to each limited liability company investment and (ii) evaluating whether unobservable inputs, including the acreage value multiples, proved reserve multiple, daily production multiple, and discount rate were reasonable by comparing to independent data sources.

/s/ BDO USA, P.C.

We have served as the Fund's auditor since 2014.

Houston, Texas

April 10, 2025

TableOfContents

EQUUS TOTAL RETURN, INC. BALANCE SHEETS

	December 31, 2024	December 31, 2023

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $18,611 and $16,364, respectively)	$27,500	$40,853
Total investments in portfolio securities at fair value	27,500	40,853
U.S. Treasury Bills	—	44,955
Cash and cash equivalents	262	6,533
Restricted cash	—	450
Accounts receivable from affiliates	678	139
Accrued interest	1,470	225
Other assets	26	392
Total assets	29,936	93,547
Liabilities and net assets
Accounts payable	332	172
Accrued compensation	1	29
Accounts payable to related parties	93	104
Borrowing under margin account	—	44,955
Total liabilities	426	45,260

Commitments and contingencies (See Note 6)

Net assets
Common stock, $.001 par value per share; 100,000,000 shares authorized as of December 31, 2024 and December 31, 2023, and 13,586,173 shares outstanding as of December 31, 2024 and December 31, 2023

Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023
Common stock, par value	$14	$14
Capital in excess of par value	74,785	74,785
Accumulated deficit	(45,289)	(26,512)
Total net assets	$29,510	$48,287
Shares of common stock issued and outstanding, $.001 par value, 100,000 and 50,000 shares authorized, respectively	13,586	13,586
Net asset value per share	$2.17	$3.55

The accompanying notes are an integral part of these financial statements

TableOfContents

EQUUS TOTAL RETURN, INC. STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Investment income:
Interest income:
Control investments	$1,245	$225	$—
Total interest income	1,245	225	—
Interest from U.S. Treasury Bills	29	24	—
Total investment income	1,274	249	—

Expenses:
Compensation expense	1,761	1,937	1,564
Professional fees	1,439	1,110	815
Professional liability expenses	582	661	720
Director fees and expenses	317	334	325
General and administrative expenses	189	133	130
Mailing, printing and other expenses	127	71	56
Taxes	36	13	15
Interest expense	138	25	4
Total expenses	4,589	4,284	3,629

Net investment loss	(3,315)	(4,035)	(3,629)

Net realized gain:
U.S. Treasury Bills	138	34	1
Net realized gain	138	34	1

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	(15,600)	16,950	2,500
Net change in net unrealized appreciation (depreciation) of portfolio securities	(15,600)	16,950	2,500

Income Taxes
Federal income taxes	—	—	—

Net increase (decrease) in net assets resulting from operations	$(18,777)	$12,949	$(1,128)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(1.38)	$0.96	$(0.08)
Weighted average shares outstanding:
Basic and diluted	13,586	13,526	13,518

The accompanying notes are an integral part of these financial statements

TableOfContents

EQUUS TOTAL RETURN, INC. STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of December 31, 2024	13,586	14	74,785	(45,289)	$29,510

Net decrease in net assets resulting from operations	—	—	—	(18,777)	(18,777)

Balances as of December 31, 2023	13,586	14	74,785	(26,512)	48,287

Issuance of shares	68	1	100	—	101

Net increase in net assets resulting from operations	—	—	—	12,949	12,949

Balances as of December 31, 2022	13,518	13	74,685	(39,461)	35,237

Net decrease in net assets resulting from operations	—	—	—	(1,128)	(1,128)

Balances as of December 31, 2021	13,586	$13	$74,685	$(38,333)	$36,365

The accompanying notes are an integral part of these financial statements.

TableOfContents

EQUUS TOTAL RETURN, INC. STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flow from operating activities:
Net (decrease) increase in net assets resulting from operations	$(18,777)	$12,949	$(1,128)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
U.S. Treasury Bills	(138)	(34)	(1)
Net change in unrealized appreciation (depreciation) of portfolio securities:
Control investments	15,600	(16,950)	(2,500)
Purchase of portfolio securities	(2,247)	(8,253)	(150)
Net proceeds from dispositions of portfolio securities	—	—	—
Sales (purchases) of U.S. Treasury Bills, net	45,093	(38,923)	(3,497)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(539)	211	—
Accrued interest	(1,245)	(225)	—
Other assets	366	(11)	(6)
Accounts payable and accrued liabilities	132	(227)	(410)
Accounts payable to related parties	(11)	103	(12)
Net cash provided by (used in) operating activities	38,234	(51,359)	(7,704)
Cash flows from financing activities:
Borrowings under margin account	161,907	85,923	16,997
Repayments under margin account	(206,862)	(46,966)	(13,499)
Issuance of common stock	—	101	—
Net cash (used in) provided by financing activities	(44,955)	39,058	3,498
Net (decrease) in cash and cash equivalents	(6,721)	(12,301)	(4,206)
Cash and cash equivalents and restricted cash at beginning of period	6,983	19,284	23,490

Cash and cash equivalents and restricted cash at end of period	$262	$6,983	$19,284
Supplemental disclosure of cash flow information:
Interest paid	$138	$25	$4
Income taxes paid	$36	$13	$53

The accompanying notes are an integral part of these financial statements.

TableOfContents

EQUUS TOTAL RETURN, INC. SELECTED

PER SHARE DATA AND RATIOS

	Year ended December 31,
	2024	2023	2022	2021	2020

Investment income	$0.09	$0.02	$—	$—	$0.02
Expenses	0.33	0.32	0.27	0.26	0.38

Net investment loss	(0.24)	(0.30)	(0.27)	(0.26)	(0.36)

Net realized gain (loss)	0.01	0.01	—	0.03	1.37
Net change in unrealized appreciation of portfolio securities	(1.15)	1.25	0.19	0.42	(2.05)
Net (decrease) increase in net assets resulting from operations	(1.38)	0.96	(0.08)	0.19	(0.91)
Capital transactions:
Shares issued for portfolio securities	—	—	—	—	0.01
Dilutive effect of shares issued	—	(0.02)	—	—	—
Decrease in net assets resulting from capital transactions	—	(0.02)	—	—	0.01
Net increase (decrease) in net assets	(1.38)	0.94	(0.08)	0.19	(0.90)
Net assets at beginning of period	3.55	2.61	2.69	2.50	3.40
Net assets at end of period, basic and diluted	$2.17	$3.55	$2.61	$2.69	$2.50
Weighted average number of shares outstanding during period,
in thousands	13,586	13,526	13,518	13,518	13,518
Market price per share:
Beginning of period	$1.45	$1.43	$2.38	$2.16	$1.82
End of period	$1.10	$1.45	$1.43	$2.38	$2.16
Selected information and ratios:
Ratio of expenses to average net assets	11.80%	8.87%	10.14%	9.77%	13.00%
Ratio of net investment loss to average net assets	(8.52%)	(8.36%)	(10.14%)	(9.77%)	(12.20%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(48.28%)	26.82%	(3.15%)	7.38%	(30.82%)
Total return on market price (1)	(24.14%)	1.40%	(39.92%)	10.19%	18.68%

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

TableOfContents

EQUUS TOTAL RETURN, INC. SCHEDULE OF INVESTMENTS DECEMBER 31, 2024

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Equus Energy, LLC (4) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$4,000
Morgan E&P, LLC (4) Houston, TX	Energy	April 2023	Member interest (100%)		—	13,000
			12% senior secured promissory note due 5/26 (5)	$10,500	10,500	10,500
					10,500	23,500
Total Control Investments: Majority-owned (represents 100% of total investments at fair value)					18,611	27,500
Total Investments					$18,611	$27,500

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

(4) Level 3 Portfolio Investments

(5) Income-producing

TableOfContents

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2024

(in thousands, except share data)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”). We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2024, we had invested 91.9% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2024, none of our investments are considered non-qualifying assets as all of our investments are in enterprises that are considered eligible portfolio companies the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 100% of the total value of the investments in portfolio securities as of December 31, 2024.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes our two remaining portfolio companies and was 93.2% of our net asset value, 91.9% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2024. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2024 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$8,111	$17,000	57.6%
Secured and subordinated debt	10,500	10,500	35.6%

Total	$18,611	$27,500	93.2%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2024 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$27,500	93.2%
Total	$27,500	93.2%

TableOfContents

EQUUS TOTAL RETURN, INC. SCHEDULE OF INVESTMENTS DECEMBER 31, 2023

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Equus Energy, LLC (4) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$10,000
Morgan E&P, LLC (4) Houston, TX	Energy	April 2023	Member interest (100%)		—	22,600
			12% senior secured promissory note due 5/26 (5)	$8,253	8,253	8,253
					8,253	30,853
Total Control Investments: Majority-owned (represents 47.6% of total investments at fair value)					16,364	40,853
U.S. Treasury Bills
U.S. Treasury Bill	Government	December 2023	UST 0% 1/24	44,955	44,955	44,955
Total U.S. Treasury bills (represents 52.4% of total investments at fair value)					44,955	44,955
Total Investments					$61,319	$85,808

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

(4) Level 3 Portfolio Investments

(5) Income-producing

TableOfContents

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

TableOfContents

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(1)	ORGANIZATION AND BUSINESS PURPOSE

About the Company—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. On January 20, 2021, holders of a majority of the outstanding common stock of the Fund approved the restatement of our Certificate of Incorporation to increase the number of our authorized shares of common stock from 50,000,000 to 100,000,000, and the number of our authorized shares of preferred stock from 5,000,000 to 10,000,000. As of December 31, 2024, we had 13,586,173 shares of common stock outstanding and no shares of preferred stock outstanding.

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income- producing investments consist principally of debt securities including subordinated debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with the financing. We seek to achieve capital appreciation by making investments in equity and equity- oriented securities issued by privately-owned companies in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our Management and Board of Directors believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

We elected to be treated as a BDC under the Investment Company Act of 1940 Act (“1940 Act”), although our shareholders have previously authorized us to withdraw this election and, although such authorization has expired, will likely do so again in the future. Prior to the fourth quarter of 2024, we qualified as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, were not required to pay corporate income taxes on any income or gains that we would have distributed distribute to our stockholders. During the fourth quarter of 2024, we elected to not qualify as a RIC and, consequently, we will be subject to normal corporate rates of taxation of our income and gains and will not be permitted to deduct distributions paid to our stockholders.

We have certain wholly owned taxable subsidiaries (“Taxable Subsidiaries”) that were created to help us maintain our RIC status, each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries was to permit us to hold certain income- producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. Since we have elected to not qualify as a RIC, the income of these Taxable Subsidiaries may be taxable to Equus, which is now classified as a Subchapter C or corporation. To the extent that such income did not consist of investment income, it could jeopardize our ability to requalify as a RIC and, therefore, cause us to incur federal income taxes as described above. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us obtain (or preserve, as the case may be) RIC status and the resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margins Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

TableOfContents

(2)	LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2024, we had cash and cash equivalents of $0.3 million. Our operating cash flow and cash on hand is not sufficient to meet operating requirements or to finance routine capital expenditures through the next twelve months. We are therefore seeking liquidity from the sale of our portfolio interests, as well as seeking external debt and equity financing from third parties. In addition, we are actively seeking to fulfill the conditions of redemption relating to certain shares of preferred stock received in connection with our recent sale of Equus Energy as described in Note II Subsequent Events. Should any or all of the foregoing events not occur as contemplated, the Fund will not have the necessary funds to maintain normal operations and, therefore, substantial doubt would exist about the Fund’s ability to continue as a going concern.

During the first three quarters of 2024 and all of 2023, we borrowed sufficient funds to maintain the Fund’s RIC status by utilizing a margin account with a securities brokerage firm. If we seek to requalify as a RIC, there is no assurance that such arrangement will be available in the future. If we are unable to borrow funds to make qualifying investments, we may not requalify as a RIC. We would then continue to be subject to corporate income tax on the Fund’s net investment income and realized capital gains, and distributions to stockholders would continue to be subject to income tax as ordinary dividends. If we continue to be a BDC and generate significant income and gains, but do not requalify as a RIC, we will be subject to corporate level tax and the non-deductibility of dividends, any of which could be material to us and our stockholders.

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

TableOfContents

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

TableOfContents

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

TableOfContents

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the years ended December 31, 2024 and 2023.

As of December 31, 2024, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2024
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$27,500	$—	$—	$27,500
Total investments	$27,500	$—	—	$27,500

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

The following table provides a reconciliation of fair value changes during 2024 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2024	$40,853	$—	$—	$40,853
Change in unrealized appreciation	(15,600)	—	—	(15,600)
Purchases of portfolio securities	2,247	—	—	2,247
Fair value as of December 31, 2024	$27,500	$—	$—	$27,500

TableOfContents

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

TableOfContents

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2024:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
Equus Energy, LLC			Acreage Value (per acre)	$1,000	$4,000	$1,784
	$ 4,000	Guideline Transaction Method	Proved Reserve Multiple	6.2x	10.8x	8.65x
			Daily Production Multiple	24,921.7x	45,307.1x	40,787.19x
		Discounted Cash Flow	Discount Rate	10.9%	10.9%	10.9%
		Transaction Price		$4,000	$4,000	$4,000

Morgan E&P, LLC		Guideline Public Company Method	Proved Reserve Multiple	6,415x	7,342x	6,878.5x
			Daily Production Multiple	29,948x	40,946x	35,447x
	13,000	Guideline Transaction Method	Proved Reserve Multiple	5,304x	8,786x	7,045x
			Daily Production Multiple	22,297x	32,595x	27,446x
		Discounted Cash Flow	Discount Rate	11.7%	12.6%	12.15%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Discount for lack of marketability	11.52%	12.0%	11.76%

	$ 27,500

TableOfContents

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

TableOfContents

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

Investment Transactions— Investment transactions are recorded at fair value on the trade date. Current-period changes in fair value of investments are reflected as a component of the net unrealized appreciation of portfolio securities on the Statements of Operations. The net change in unrealized appreciation primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses for investments sold during the period. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. As of December 31, 2024, we have no assets going through foreclosure. Realized gains and losses on investments sold are computed on a specific identification basis.

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

Payment in Kind Interest (PIK)—We may make loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. If we seek to requalify as a RIC, we must pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments. We will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

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

TableOfContents

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows as of December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
Cash and cash equivalents at end of period	$262	$6,533	$19,224
Restricted cash at end of period	—	450	60
Cash and cash equivalents and restricted cash at end of period	$262	$6,983	$19,284

Taxes— Historically, the Company has filed an income tax return as Regulated Investment Company. However, as a result of the Company’s election to not qualify as a RIC in the fourth quarter of 2024, the Company is now classified as a C corporation for income tax purposes and subject to guidance under ASC 740, accounting for income taxes. This change in tax status is reflected in the footnotes below.

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, the Company paid Delaware Franchise tax in the amount of $0.03 million for the year ended December 31, 2024, $0.03 million for the year ended December 31, 2023, $0.02 million for the year ended December 31, 2022, respectively.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. For the year ended December 31, 2024, no state income tax is expected. No state income tax was due for the years ended December 31, 2023 and 2022.

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Balance Sheet as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Accumulated undistributed net investment losses	$(54,780)	$(51,465)
Unrealized appreciation of portfolio securities, net	8,889	24,489
Accumulated undistributed net capital gains	602	464
Accumulated deficit	$(45,289)	$(26,512)

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of December 31, 2020, all shares were vested. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. Inasmuch as all existing awards under the Incentive Plan became fully-vested prior to 2021, we recorded no compensation expense relating to awards made under the Incentive Plan for the years ended December 31, 2024, 2023 and 2022.

TableOfContents

Segments—Equus operates as a single segment with a principal investment objective to maximize total return from generating current income from debt investments and current income and capital appreciation from equity and equity-related investments. The Company’s Investment Committee and Chief Executive Officer collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses net investment income as a primary GAAP profit or loss metric used in making operating decisions, which can be found on the Statement of Operations along with significant expenses. The measure of segment assets is reported on the Balance Sheets as total assets.

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

As of December 31, 2024, we accrued $62,000 in director fees.

(5)	FEDERAL INCOME TAX MATTERS

Deferred income tax assets and liabilities are recorded based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. For the tax years ended December 31, 2024, the Company’s U.S Federal statutory tax rate was 21%. The Company is also subject to the Texas Gross Margin tax of .75% of modified taxable income as determined for Texas purposes. This combination results in a marginal blended tax rate of approximately 21.6%.

At each of December 31, 2024, and 2023, the tax effected amount of U.S. Federal net operating loss carryforwards (“NOLs”) totaled $6.8 and $6.1 million respectively. As of December 31, 2024, $1.4 million in NOLs will begin to expire in varying amounts between 2036 and 2037, and the remaining $5.4 million can be carried forward indefinitely.

The Company has determined, after weighing both positive and negative evidence, that the net deferred tax asset (DTA) for the Company is not more-likely-than-not to be realizable. Therefore, a valuation allowance of $4.9 million was established at December 31, 2024 to completely offset the DTA as of that date.

TableOfContents

During the current period, the Company has estimated a taxable loss. This NOL will be carried forwarded indefinitely with no expiration and is fully offset with a valuation allowance. As such, the Company has not recorded any current income tax expense or benefit for the period. All of the Company’s federal and state tax returns for 2020 through 2023 remain open to examination.

The provision for income taxes for the years ended December 31, 2024 consisted of the following:

Years Ended December 31,	2024

Current (expense) benefit:
Federal	$-
State	-

Total current (expense) benefit	-

Deferred (expense) benefit:
Federal	-
State	-

Total deferred (expense) benefit	-

Total benefit (expense):
Federal	-
State	-

Total benefit (expense)	$-

As of December 31, 2024, the Company has not recorded a reserve for uncertain tax positions.

The components of the net deferred tax assets (liabilities) in the Fund’s balance sheets were as follows:

As of December 31,	2024

Deferred tax assets:
Charitable Contributions	$4,347
Net operating loss carryforwards	6,754,679
Total Deferred Tax Assets	6,759,026
Valuation allowance	(4,892,336)
Deferred Tax Assets after Valuation Allowance	1,866,690
Deferred tax liabilities:
Mark to Market Unrealized Gain/Loss	(1,866,690)

Total net deferred tax assets (liabilities)	$-

The provision for income taxes varies from the maximum federal statutory rate of 21% for the year ended December 31, 2024, as follows:

Years Ended December 31,	2024

Income tax expense (benefit) at federal statutory rate	$(3,939,998)
Change in tax status	(954,402)
Effect of state income taxes	-
Non-deductible Permanent Items	1,935
2023 Return to Provision Adjustment	128
Change in valuation allowance	4,892,337

Total	$-

TableOfContents

The Fund’s accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to income tax expenses during the period that the Fund takes an uncertain tax position through resolution with the taxing authorities or expiration of the applicable statute of limitations.

All of the Fund’s federal and state tax returns for 2021 through 2024 remain open to examination. We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within twelve months of the reporting date.

(6)	COMMITMENTS AND CONTINGENCIES

Lease Commitments. We had an operating lease for office space that expired in September 2014. Our current office space lease is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $93,000 for the years ended December 31, 2024, 2023, and 2022, respectively. We have no other leases.

Portfolio Companies. As of December 31, 2024 and, 2023, we had $0 and $1.7 million in outstanding commitments to our portfolio company investments. Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

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

TableOfContents

(7)	PORTFOLIO SECURITIES

2024 Portfolio Activity

The following table summarizes significant investment activity during the year ended December 31, 2024 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$—	$—	$2,247	$—	$2,247

	$—	$—	$2,247	$—	$2,247

During 2024, we recorded a decrease of $15.6 million in net unrealized appreciation, from an unrealized appreciation of $24.5 million at December 31, 2023 to a net unrealized appreciation of $8.9 million at December 31, 2024. Such change in unrealized appreciation resulted primarily from the decrease in the fair value of our holdings in Morgan E&P, LLC of $9.6 million, principally due to a lower forward price curve for oil, as well as the reclassification of certain of its proved reserves from producing to non-producing. The change in unrealized appreciation also resulted from the decrease in fair value of our holding in Equus Energy, LLC of $6.0 million, principally due to various factors, including (i) decreases in the forward curve for oil and natural gas and its effect on the economic prospects of Equus Energy regarding future development of its oil and gas properties, and (ii) indications of interest from third parties regarding the possible sale of these properties during the fourth quarter of 2024. See Subsequent Events below where we sold our interest in Equus Energy in March 2025 for a combination of cash and preferred stock valued at $4.0 million.

2023 Portfolio Activity

The following table summarizes significant investment activity during the year ended December 31, 2023 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$8,253	$—	$—	$—	$8,253

	$8.253	$—	$—	$—	$8,253

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

TableOfContents

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

Equus Energy, LLC (“Equus Energy”) was formed in November 2011 as a wholly-owned subsidiary of the Fund to make investments in companies in the energy sector, with particular emphasis on income-producing oil & gas properties. In December 2011, we contributed $250,000 to the capital of Equus Energy. On December 27, 2012, we invested an additional $6.8 million in Equus Energy for the purpose of additional working capital and to fund the purchase of $6.6 million in working interests that, as of December 31, 2024, consisted of 136 producing and non- producing oil and gas wells. On September 30, 2020, the Fund provided an additional $0.6 million in capital to Equus Energy for the purpose of additional working capital. On June 30, 2021, the Fund provided an additional $0.35 million in capital to Equus Energy for the purpose of additional working capital. On December 31, 2022, the Fund provided an additional $0.15 million in capital to Equus Energy for the purpose of additional working capital. The working interests include associated development rights of approximately 21,320 acres situated on 9 separate properties in Texas and Oklahoma. The working interests range from a de minimus amount to 50% of the leasehold that includes these wells.

The wells are operated by a number of operators, including Burk Royalty, which has operating responsibility for all of Equus Energy’s 22 producing well interests located in the Conger Field, a productive oil and gas field on the edge of the Permian Basin that has experienced successful gas and hydrocarbon extraction in multiple formations. Equus Energy, which holds a 50% working interest in each of these Conger Field wells, is seeking to effect a recompletion program of existing Conger Field wells to the Wolfcamp formation, a zone containing oil as well as gas and natural gas liquids. Part of Equus Energy’s acreage rights described above also includes a 50% working interest in possible new drilling to the base of the Canyon formation (appx. 8,500 feet) on 2,400 acres in the Conger Field. Also included in the interests acquired by Equus Energy are working interests of 7.5% and 2.5% in the Burnell and North Pettus Units, respectively, which collectively comprise approximately 13,000 acres located in the area known as the “Eagle Ford Shale” play. See Subsequent Events below where we sold our interest in Equus Energy for a combination of cash and preferred stock valued at $4.0 million.

TableOfContents

Below is selected financial information from the audited financial statements of Equus Energy as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022 (in thousands):

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$7	$71
Accounts receivable	207	167
Total current assets	214	238
Oil and gas properties	8,164	8,173
Less: accumulated depletion, depreciation and amortization	(8,112)	(8,097)
Net oil and gas properties	52	77
Total assets	$266	$315

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$127	$105
Due to affiliate	128	126
Total current liabilities	255	231
Asset retirement obligations	226	233
Total liabilities	481	464

Total member's deficit	(215)	(149)

Total liabilities and member's deficit	$266	$315

TableOfContents

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022

Operating revenue	$633	$646	$1,063
Operating expenses
Direct operating expenses	420	504	420
Depletion, depreciation, amortization and accretion	18	4	4
Salaries	—	324	383
Professional fees	143	654	713
General and administrative	131	117	75
Total operating expenses	712	1,603	1,596
Net operating loss	(79)	(958)	(533)
Non-operating income
Other income	13	1,000	-
Total other income	13	1,000	-
Net (loss) income	$(66)	$42	$(533)

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023	2022

Cash flows from operating activities:

Net income (loss)	$(66)	$42	$(533)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depletion, depreciation and amortization	15	2	2
Accretion expense	3	2	2
Changes in operating assets and liabilites:
Accounts receivable	(40)	41	7
Prepaid expenses and other current assets	—	12	(12)
Accounts payable and accrued liabilities	22	(5)	7
Due to Parent	2	(224)	—
Net cash used in operating activities	(64)	(130)	(527)

Cash flows from investing activities:
Investment in oil & gas properties	—	(4)	(58)
Net cash used in investing activities	—	(4)	(58)

Cash flows from financing activities:
Capital contribution	—	—	150
Net cash provided by investing activities	—	—	150
Net decrease in cash	(64)	(134)	(435)
Cash and cash equivalents at beginning of period	71	205	640
Cash and cash equivalents at end of period	$7	$71	$205

TableOfContents

(9)	MORGAN E&P, LLC

Morgan E&P, LLC (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. During 2023, Morgan acquired 5,897 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota, and acquired approximately 810 additional net acres during the second quarter of 2024. The acreage and associated mineral rights were acquired from Pro Energy I LLC (“Pro Energy”) who received a carried working interest of 20% in the acquired acreage.

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. This amount was subsequently amended in 2024 to $10.5 million. As of December 31, 2024, Morgan had drawn the full $10.5 million under this facility.

During the fourth quarter of 2024, Morgan entered into an agreement to acquire the carried working interest held by Pro Energy in exchange for a payment of $2.4 million in cash.

Below is summarized audited condensed consolidated financial information for Morgan E&P, LLC as of December 31, 2024 and 2023 and for the year ended December 31, 2024 and the period from inception (April 3, 2023) through December 31, 2023, respectively, (in thousands):

Morgan E&P, LLC

Condensed Balance Sheets

	December 31, 2024	December 31, 2023
Assets:
Cash	$15	$2,441
Revenue receivables	343	464
Joint interest billing receivables	1,738	1,391
Other receivables	2	—
Prepaids and other current assets	35	133
Current assets	2,133	4,429

Property, plant and equipment
Oil and gas properties, net - full cost method	6,959	10,326
Other property, plant and equipment, net	34	46
Total property, plant and equipment - net	6,993	10,372

Other noncurrent assets
Operating lease right-of-use assets, net	227	270
Total noncurrent assets	227	270

Total assets	$9,353	$15,071

Liabilities and Member's Deficit:

Current liabilities
Accounts payable	$6,656	$2,372
Revenue payable	319	221
Prepayments from working interest owners	—	122
Current portion of operating lease liabilities	47	28
Due to parent	550	13
Accrued liabilities	3,162	5,383
Total current liabilities	10,734	8,139

Long-term liabilities
Asset retirement obligations	4	4
Long-term operating lease liabilities	207	254
Note payable - Due to parent	10,500	8,253
Long-term accrued liabilities - Due to parent	1,471	225
Total long-term liabilities	12,182	8,736

Commitments and contingencies (Note 10)

Member's deficit	(13,563)	(1,804)

Total liabilities and member's deficit	$9,353	$15,071

TableOfContents

Morgan E&P, LLC

Condensed Statements of Operations

	Year Ended December 31,	Period from inception (April 3, 2023) through December 31,
	2024	2023
Revenues
Oil, natural gas and natural gas liquid revenues	$2,710	$270
Expenses
Lease operating	2,694	268
Production and other taxes	261	27
Marketing, transportation and gathering expense	85	—
Depreciation, depletion and amortization	1,467	60
Accretion	1	—
Impairment of oil and gas properties	6,678	—
General and administrative	2,042	1,510
Total expenses	13,228	1,865
Other income (expense)
Interest income	6	16
Interest expense	(1,247)	(225)
Total other expense, net	(1,241)	(209)
Net loss	$(11,759)	$(1,804)

TableOfContents

Morgan E&P, LLC

Condensed Statements of Cash Flows

	Year Ended December 31,	Period from inception (April 3, 2023) through December 31,
	2024	2023

Cash flows from operating activities
Net loss	$(11,759)	$(1,804)
Adjustments to reconcile net loss to net cash flows
(used in) provided by operating activities
Depreciation, depletion, and amortization	1,467	61
Amortization of right-of-use asset	43	12
Accretion	1	—
Impairment of oil and gas properties	6,678	—
Changes in operating assets and liabilities
Accounts receivable – oil and natural gas sales	121	(464)
Accounts receivable – joint interest billings	(1,508)	(291)
Other receivables	(2)	—
Prepaids and other current assets	98	(133)
Accounts payable	4,284	85
Revenue payable	518	221
Prepayments from owners	—	1,701
Due to parent	537	13
Current portion of operating lease liabilities	(28)	—
Accrued liabilities	(3,772)	810
Long-term accrued liabilities - due to parent	1,246	225
Net cash provided (used in) by operating activities	(2,076)	436
Cash flows from investing activities
Capital expenditures	(2,597)	(5,700)
Acquisition of oil and gas properties	—	(500)
Additions to other property, plant and equipment	—	(48)
Net cash used in investing activities	(2,597)	(6,248)
Cash flows from financing activities
Proceeds from note payable - affiliate	2,247	8,253
Net cash provided by financing activities	2,247	8,253
Net change in cash	(2,426)	2,441
Beginning of period	2,441	—
End of period	$15	$2,441
Supplemental disclosure for noncash financing
and investing activities
Operating lease right-of-use assets additions	$—	$(282)
Acquisition of oil and natural gas working interests funded by
accrued liabilities	$(3,019)	$—
Change in capital accounts payable and capital accruals	849	(4,181)
Prepayments applied to joint interest receivables	122	1,579
Change in asset retirement costs	(1)	4

TableOfContents

(10)	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards—We consider the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on our financial statements.

Accounting Standards Not Yet Adopted—In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. The Fund is currently evaluating the impact of this standard on the financial statements.

.

In November 2024, FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses”. The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Fund is currently evaluating the impact of this standard on the financial statements.

In January 2025, FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date”. The amendment in this Update amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026. Early adoption of Update 2024-03 is permitted. The Fund is currently evaluating the impact of this standard on the consolidated financial statements.

In November 2024, FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments”. The amendments in this Update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments do not change the other criteria that are required to be satisfied to account for a settlement transaction as an induced conversion. The amendments in this Update also make additional clarifications to assist stakeholders in applying the guidance. Under the amendments, the incorporation, elimination, or modification of a VWAP formula does not automatically cause a settlement to be accounted for as an extinguishment; an entity should instead assess whether the form and amount of conversion consideration are preserved (that is, provided for in the inducement offer) using the fair value of an entity’s shares as of the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2025. Early adoption is permitted for all entities that have adopted the amendments in update 2020-06. The Fund is currently evaluating the impact of this standard on the consolidated financial statements.

Accounting Standards Recently Adopted—On January 1, 2024, we adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. See Note 3 – Segments for the incremental disclosures.

TableOfContents

(11)	SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

Issuance of Convertible Note and Warrants. On February 10, 2025, we issued a 1-year senior convertible promissory note bearing interest at the rate of 10.0% per annum in exchange for $2.0 million in cash (“Equus Note”). The Equus Note is convertible into shares of the Fund’s common stock at a conversion price of $1.50 per share. Contemporaneously with the issuance of the Note, the Fund also issued two common stock purchase warrants to acquire an aggregate of 2,000,000 shares of the Fund’s common stock at an exercise price of $1.50 per share.

New Portfolio Investment. On February 10, 2025, we purchased from General Enterprise Ventures, Inc., a developer of fire suppression products (“GEVI”), a 1-year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“GEVI Note”). The GEVI Note is convertible into shares of GEVI’s common stock at a conversion price of $0.40 per share. Contemporaneously with the purchase of the GEVI Note, the Fund also received a common stock purchase warrant to acquire an aggregate of 1,875,000 shares of GEVI common stock at an exercise price of $0.50 per share.

Sale of Equus Energy. On March 3, 2025, we sold Equus Energy to North American Energy Opportunities Corp., a developer of upstream oil and gas assets (“NAEOC”). The consideration provided by NAEOC consisted of $1.25 million in cash and 27,500 shares of preferred stock, redeemable within 6 months of the date of issuance at $100.00 per share based upon fulfillment of certain conditions.

TableOfContents

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Fund’s internal control over financial reporting includes, among others, those policies and procedures that pertain to assets of the Fund including, in particular, the fair value of portfolio investments held by the Fund.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management performed an assessment of the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2024, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Fund did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weaknesses described below.

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

TableOfContents

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

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

None.

TableOfContents

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2025 (the “2025 Proxy Statement”).

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is available to any person, without charge, upon request addressed to Equus Total Return, Inc., Attention: Corporate Secretary, 700 Louisiana Street, 41st Floor, Houston, TX 77002. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, or controller, we intend to disclose the same on our website at www.equuscap.com.

We have adopted an insider trading policy and procedures governing the purchase, sale, and other dispositions of securities of the Fund by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Policy on Insider Trading filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2025 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates

Item 16. Form 10-K Summary

Not Included.

TableOfContents

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)		Year Ended December 31, 2024
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income(e)	As of December 31, 2023 Fair Value	Gross Additions(b)	Gross Reductions(c)	Decrease in Unrealized Appreciation / Depreciation	As of December 31, 2024 Fair Value
Control Investments: Majority-owned

Equus Energy, LLC	Member interest (100%)	$—	$10,000	$—	$—	$(6,000)	$4,000

Morgan E&P, LLC	Member interest (100%)		22,600	—	—	(9,600)	13,000
-	12% senior secured promissory note(d)	1,470	8,253	2,247	—	—	10,500

Total Control Investments: Majority-owned		1,470	40,853	2,247	—	(15,600)	27,500
Total Control Investments		$1,470	$40,853	$2,247	$—	$(15,600)	$27,500

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)

Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2024.

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

(d)

Debt is on an accrual status as of December 31, 2024, and is therefore considered income producing.

(e)

Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

TableOfContents

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021.]

(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 23, 2010.]
10.	Material Contracts.

(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

(b)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

(e)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]
23.	Consent of Experts and Counsel *

(1)	Consent of Independent Accountants, BDO USA, P.C., regarding the Fund

(2)	Consent of Independent Accountants, BDO USA, P.C., regarding Equus Energy, LLC

(3)	Consent of Independent Accountants, BDO USA, P.C., regarding Morgan E&P, LLC

31.	Rule 13a-14(a)/15d-14(a) Certifications *

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification *

(1)	Certification by Chief Executive Officer

(2)	Certification by Chief Financial Officer

97.	Policy Relating to Recovery of Erroneously Awarded Compensation

(1)	Equus Total Return, Inc. Compensation Recoupment Policy [Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.]

99.	Equus Energy, LLC and Subsidiary and Morgan E&P, LLC *
(1)	Consolidated Financial Statements of Equus Energy, LLC and Subsidiary as of December 31, 2024 and 2022 and for the years ended December 31, 2024, 2023 and 2022

(2)	Financial Statements of Morgan E&P, LLC as of December 31, 2024 for the year ended December 31, 2024 and the period from inception (April 3, 2023) through December 31, 2023

* Filed herewith

TableOfContents

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date:April 10, 2025	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	April 10, 2025
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	April 10, 2025
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	April 10, 2025
Henry W. Hankinson

/S/ JOHN J. MAY	Director	April 10, 2025
John J. May

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	April 10, 2025
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2025
L’Sheryl D. Hudson

