Form 10-Q
period 2025-03-31
EQUUS TOTAL RETURN, INC.
filed 2025-05-19
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

 There were 13,586,173 shares of the registrant’s common stock, $.001 par value, outstanding, as of March 31, 2025.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	March 31, 2025	December 31, 2024

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,500 and $18,611, respectively)	$24,500	$27,500
Non-affiliate investments (cost at $4,250 and $0, respectively)	8,458	—
Total investments in portfolio securities at fair value	32,958	27,500
Cash and cash equivalents	667	262
Accounts receivable from affiliates	1,024	678
Accrued interest	1,807	1,470
Other assets	28	26
Total assets	36,484	29,936
Liabilities and net assets
Accounts payable	271	332
Accrued compensation	13	1
Accounts payable to related parties	411	93
Notes payable	1,592	—
Total liabilities	2,287	426

Commitments and contingencies (See Note 2)

Net assets

Common stock, $.001 par value per share; 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024, and 13,586,173 shares outstanding as of March 31, 2025 and December 31, 2024

Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024

Common stock, par value	$14	$14
Capital in excess of par value	75,529	74,785
Accumulated deficit	(41,346)	(45,289)
Total net assets	$34,197	$29,510
Shares of common stock issued and outstanding, $.001 par value, 100,000 and 50,000 shares authorized, respectively	13,586	13,586
Net asset value per share	$2.52	$2.17

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Investment income:
Control investments	$315	$283
Non-affiliate investments	22	—
Total investment income	337	283
Interest income	1	—
Total investment income	338	283

Expenses:
Compensation expense	570	428
Professional fees	353	567
Transaction costs	307	—
Professional liability expenses	50	150
Director fees and expenses	77	84
General and administrative expenses	48	33
Mailing, printing and other expenses	11	65
Taxes	3	14
Interest expense	29	32
Total expenses	1,448	1,373

Net investment loss	(1,110)	(1,090)

Net realized (loss) gain:
Control investments	(4,111)	—
Other	(155)	—
U.S. Treasury Bills	—	45
Net realized (loss) gain	(4,266)	45

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	5,111	(1,350)
Non-affiliate investments	4,208	—
Net change in net unrealized appreciation (depreciation) of portfolio securities	9,319	(1,350)

Net increase (decrease) in net assets resulting from operations	$3,943	$(2,395)

Net increase (decrease) in net assets resulting from operations per share:
Basic	$0.30	$(0.17)
Diluted	$0.25	$(0.17)
Weighted average shares outstanding:
Basic	13,586	13,586
Diluted	15,549	13,586

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2024	13,586	14	74,785	(26,512)	48,287

Net decrease in net assets resulting from operations	—	—	—	(2,395)	(2,395)

Balances as of March 31, 2024	13,586	$14	$74,785	$(28,907)	$45,892

Balances as of January 1, 2025	13,586	14	74,785	(45,289)	29,510

Issuance of warrants	—	—	744	—	744

Net increase in net assets resulting from operations	—	—	—	3,943	3,943

Balances as of March 31, 2025	13,586	$14	$75,529	$(41,346)	$34,197

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
Cash flow from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,943	$(2,395)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
PIK interet payable	30	—
Transaction costs	306	—
Net realized loss (gain):
Control investments	4,111	—
Other	155	—
U.S. Treasury Bills	—	(45)
Net change in unrealized (appreciation) depreciation of portfolio securities:
Control investments	(5,111)	1,350
Non-affiliate investments	(4,208)	—
Purchase of portfolio securities	(1,500)	(2,247)
Write-off of receivable from portfolio company	(155)	—
Net proceeds from dispositions of portfolio securities	1,250	—
Purchases of U.S. Treasury bills, net	—	(7,970)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(346)	—
Accrued interest receivable	(337)	(283)
Other assets	(2)	200
Accounts payable and accrued liabilities	(49)	(33)
Accounts payable to related parties	318	5
Net cash provided used in operating activities	(1,595)	(11,418)
Cash flows from financing activities:
Issuance of notes payable and warrants	2,000	—
Borrowings under margin account	—	52,970
Repayments under margin account	—	(44,955)
Net cash provided by financing activities	2,000	8,015
Net increase (decrease) in cash and cash equivalents	405	(3,403)
Cash and cash equivalents and restricted cash at beginning of period	262	6,983

Cash and cash equivalents and restricted cash at end of period	$668	$3,580
Non-cash operating and financing activities:
Warrants recognized at a discount	$438	$—
Supplemental disclosure of cash flow information:
Interest paid in kind on note payable	$29	$—
Income taxes paid	$3	$14

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three Months ended March 31,
	2025	2024

Investment income	$0.03	$0.02
Expenses	(0.11)	(0.09)

Net investment loss	(0.08)	(0.07)

Net realized (loss) gain	(0.31)	—
Net change in unrealized appreciation of portfolio securities	0.69	(0.10)
Net increase (decrease) in net assets resulting from operations	(0.30)	(0.17)
Capital transactions:
Dilutive effect of warrants issued	(0.05)	—
Increase in net assets resulting from capital transactions	(0.05)	—
Net increase (decrease) in net assets	0.35	(0.17)
Net assets at beginning of period	2.17	3.55
Net assets at end of period	$2.52	$3.38
Weighted average number of shares outstanding during period,
in thousands	13,586	13,586
Market price per share:
Beginning of period	$1.10	$1.45
End of period	$1.01	$1.46
Selected information and ratios:
Ratio of expenses to average net assets	(4.54%)	(2.92%)
Ratio of net investment loss to average net assets	(3.48%)	(2.31%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	12.38%	(5.09%)
Return on net asset value	15.88%	(4.96%)
Total return on market price (1)	(8.18%)	0.69%

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

March 31, 2025

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Morgan E&P, LLC (6) Houston, TX	Energy	April 2023	Member interest (100%)		—	$14,000
			12% senior secured promissory note due 5/26 (7)	$10,500	$10,500	10,500
					10,500	24,500
Total Control Investments: Majority-owned (represents 74.1% of total investments at fair value)					10,500	24,500
Non-Affiliate Investments: Less than 5% owned (4):
General Enterprise Ventures, Inc. (5) Pomona, CA	Environmental	February 2025	Warrants (1,875,000 convertible common stock)	—	—	1,300
			10% senior secured promissory note due 2/26 (7)	1,500	1,500	4,500
					1,500	5,800
North American Energy Opportunities Corp. (6) New York, NY	Energy	March 2025	27,500 Cl A Redeemable Preferred Shares		2,750	2,658
Total Non-Affiliate Investments (represents 25.9% of total investments at fair value)					4,250	8,458
Total Investments					$14,750	$32,958

(1)Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of March 31, 2025 none of the Fund’s total assets were considered non-qualifying assets.

(2)See Note 3 to the financial statements, Valuation of Investments.

(3)Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of such company.

(4)Non-affiliate investments are generally defined under the 1940 Act as companies in which we own less than 5% of the voting securities of such company.

(5)Level 2 Portfolio Investment.

(6)Level 3 Portfolio Investment.

(7)Income producing.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

March 31, 2025

(Unaudited)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or an exemption from such registration is available. We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2025, we had invested 90.4% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of March 31, 2025, none of our investments are considered non-qualifying assets as all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 74.3% of the total value of the investments in portfolio securities as of March 31, 2025.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes two portfolio companies and was 79.4% of our net asset value, 74.4% of our total assets and 82.4% of our investments in portfolio company securities (at fair value) as of March 31, 2025. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2025 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$—	$14,000	40.9%
Secured and subordinated debt	12,000	15,000	43.9%
Preferred stock	2,750	2,658	7.8%
Options and warrants	—	1,300	3.8%
Total	$14,750	$32,958	96.4%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2025 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$27,158	79.4%
Environmental	5,800	17.0%
Total	$32,958	96.4%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

December 31, 2024

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

(1)Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of December 31, 2024 none of the Fund’s total assets were considered non-qualifying assets.

(2)See Note 3 to the financial statements, Valuation of Investments.

(3)Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of such company.

(4)Level 3 Portfolio Investment.

(5)Income producing.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2024

(in thousands, except share data)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or an exemption from such registration is available. We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

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

March 31, 2025

(Unaudited)

 (1)       Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. As of March 31, 2025, we had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, of which 13,568,173 shares of common stock and no shares of preferred stock were outstanding.

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

We have certain wholly-owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries was to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to requalify as a RIC and, therefore, cause us to incur federal income taxes as described above. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us obtain (or preserve, as the case may be) RIC status and the resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margins Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Impact of Economic and Geopolitical Events on the Oil and Gas Sector—Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to increase and fall in successive quarters between the third quarter of 2023 and the third quarter of 2024 before stabilizing, and stood at $71.48 as of March 31, 2025. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and then steadily increasing each quarter thereafter, finishing the quarter ended March 31, 2025 at $4.11 per MMBTU. Relative oil price stability has been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, LLC holds its development rights.

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

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC.

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

Cash and Cash Equivalents—As of March 31, 2025, we had cash and cash equivalents of $0.7 million. We had $33.0 million of our net assets of $34.2 million invested in portfolio securities.

As of December 31, 2024, we had cash and cash equivalents of $0.3 million. We had $27.5 million of our net assets of $29.5 million invested in portfolio securities.

Dividends—So long as we remain a BDC, we will pay out net investment income and/or realized net capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. We had no follow-on commitments as of March 31, 2025.

Asset Coverage Ratio—Under the 1940 Act, BDCs are required to have an asset coverage ratio of 200%, meaning that the maximum debt that may be incurred by a BDC is the BDC’s net asset value. Pursuant to amendments made to the 1940 Act in March 2018, BDCs may now, with stockholder or board of directors approval, reduce this ratio to 150%, meaning that the maximum debt that may be incurred by a BDC is two times the BDC’s net asset value. In November 2019, we obtained approval of our shareholders to reduce our asset coverage ratio to 150%. This authorization permits Equus to borrow up to twice the value of the Fund’s net assets. Other than the convertible note financing undertaken in February 2025 described under Issuance of Equus Securities in Note 5 below, we have not yet undertaken any other additional borrowings.

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

Our cash and cash equivalents totaled $0.7 million as of March 31, 2025. We do not currently have the necessary cash on hand and/or projected future cash flows to fund our operating activities. It is possible the Fund will require loans, capital investment from one or more sources, or will be required to dispose of certain of its investments, to cover a potential cash shortfall. The Fund does not presently have any existing commitments to fund any such shortfall, should it occur, and cannot guarantee that it will be able to execute on such plans in the future. Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the three ended March 31, 2025 and the year ended December 31, 2024.

As of March 31, 2025, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of March 31, 2025
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$24,500	$—	$—	$24,500
Non-affiliate investments	8,458	—	5,800	2,658
Total investments	$32,958	$—	$5,800	$27,158

As of December 31, 2024, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2024
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$27,500	$—	$—	$27,500
Total investments	$27,500	$—	$—	$27,500

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2025 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2025	$27,500	$—	$—	$27,500
Sale of portfolio securities	(4,000)	—	—	(4,000)
Purchases of portfolio securities	—	—	2,750	2,750
Change in unrealized appreciation	1,000	—	(92)	908
Fair value as of March 31, 2025	$25,500	$—	$2,658	$27,158

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

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields, discount rates, or an increase/(decrease) in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding increase/(decrease), respectively, in the fair value of certain of our investments. In the case of our holdings in Morgan, we also consider acreage value, proved reserve multiples, daily production multiples, and discount rates.

Finally, industry trends, market forecasts, and comparable transactions in sectors in which we hold a Level 3 investment are also taken into account when assessing the value of these investments.

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2025 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Limited liability company investments
		Guideline Public Company Method	Proved Reserve Multiple	6,329x	8,011x	7,170x
			Daily Production Multiple	29,549x	30,631x	30,090x
Morgan E&P, LLC	14,000	Guideline Transaction Method	Proved Reserve Multiple	5,304x	8,786x	7,045x
			Daily Production Multiple	22,297x	32,595x	27,446x
		Discounted Cash Flow	Discount Rate	10.9%	11.8%	11.35%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Discount for lack of marketability	11.17%	12.0%	11.59%

Preferred Stock
North American Energy Opportunities Corp.	2,658	Transaction Value	Conditions to redemption	100.0%	100.0%	100.0%
		Discounted Cash Flow	Discount Rate	0%	6.6%	3.3%

	27,158

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,000	$4,000	$1,784
Equus Energy, LLC	$ 4,000	Guideline Transaction Method	Proved Reserve Multiple	6.2x	10.8x	8.65x
			Daily Production Multiple	24,921.7x	45,307.1x	40,787.19x
		Discounted Cash Flow	Discount Rate	10.9%	10.9%	10.9%
		Transaction Price		$4,000	$4,000	$4,000

		Guideline Public Company Method	Proved Reserve Multiple	6,415x	7,342x	6,878.5x
			Daily Production Multiple	29,948x	40,946x	35,447x
Morgan E&P, LLC	13,000	Guideline Transaction Method	Proved Reserve Multiple	5,304x	8,786x	7,045x
			Daily Production Multiple	22,297x	32,595x	27,446x
		Discounted Cash Flow	Discount Rate	11.7%	12.6%	12.15%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Discount for lack of marketability	11.52%	12.0%	11.76%

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

Investment Transactions— Investment transactions are recorded at fair value on the trade date. Current-period changes in fair value of investments are reflected as a component of the net unrealized appreciation of portfolio securities on the Statements of Operations. The net change in unrealized appreciation primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses for investments sold during the period. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. As March 31, 2025, we have no assets going through foreclosure. Realized gains and losses on investments sold are computed on a specific identification basis.

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

Payment in Kind Interest (PIK)—From time to time, we have loans in our portfolio that may pay PIK interest. We add PIK interest, if any, computed at the contractual rate specified in each loan agreement, to the principal balance of the loan and recorded as interest income. If we regain our status as a RIC, we will be required to pay out to stockholders this non-cash source of income in the form of dividends even if we have not yet collected any cash in respect of such investments. To the extent we remain BDC and a RIC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Earnings Per Share—Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share adjusts the basic EPS for the potential dilution that could occur if the Equus Note (1,333,333 shares) and Warrants (1,999,999 shares) were exercised or converted into common stock.

The following table presents the computation of basic and diluted earnings per share for the quarters ended March 31, 2025 and 2024 respectively:

(In thousands, except share and per-share data)	March 31,	March 31,
	2025	2024
Net income attributable to common shareholders	$3,943	$(2,395)
Weighted average shares outstanding - basic	13,586	13,586
Effect of dilutive securities	$(0.05)	$—
Weighted average shares outstanding - diluted	15,549	13,586
Basic earnings per share	$0.30	$(0.17)
Diluted earnings per share	$0.25	$(0.17)

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Accumulated undistributed net investment losses	$(55,890)	$(54,780)
Unrealized appreciation of portfolio securities, net	18,208	8,889
Accumulated undistributed net capital gains	(3,664)	602
Accumulated deficit	$(41,346)	$(45,289)

Taxes—Historically, the Company has filed an income tax return as a Regulated Investment Company. However, as a result of the Company’s election to not qualify as a RIC in the fourth quarter of 2024, the Company is now classified as a C corporation for income tax purposes and subject to guidance under ASC 740, accounting for income taxes. This change in tax status is reflected in the footnotes below.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. For the year ended December 31, 2024, no state income tax is expected. As a result, we have no provision for margin tax expense for the three months ended March 31, 2025, and we expect no in state income tax for the year ended December 31, 2025.

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

Accounting Standards Not Yet Adopted—In November 2024, FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses”. The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Fund is currently evaluating the impact of this standard on the financial statements.

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

On January 1, 2025, we adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This ASU effects financial statement disclosure only, which is not required until year end 2025, and as a result, does not effect our results of operations of financial condition.

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

(5)       Issuance of Equus Securities

Convertible Senior Note

On February 7, 2025, the Fund issued a one-year senior convertible promissory note bearing interest at the rate of 10.0% per annum in exchange for $2.0 million in cash (“Equus Note”). The Equus Note is convertible into shares of the Fund’s common stock at a conversion price of $1.50 per share. Pursuant to the terms of the Equus Note, the holder has the right, at its option, at any time to convert the Equus Note into a number of fully-paid and nonassessable shares of Equus common stock determined by dividing (i) the sum of the outstanding principal balance and accrued but unpaid interest of the Equus Note being converted by (ii) the conversion price.

The Fund has the right, at any time and from time to time, of prepaying the Equus Note in whole or in part without premium or penalty. All interest payments may be made in cash and/or in shares of Equus common stock at the sole option of the Fund. All payments due under the Equus Note are senior to all other indebtedness of the Fund and its subsidiaries.

The Fund accounts for the Equus Note under ASC 470-20, “Debt—Debt with Conversion and other Options” (“ASC 470”). The Equus Note is assessed under ASC 815 for any conversion features which may require bifurcation.

The Fund is not required to account for the debt instrument at fair value, and did not elect to measure debt at fair value in accordance with ASC 815, Derivatives and Hedging, and ASC 825, Financial Instruments.

We evaluated the conversion feature of the Equus Note offering for an embedded derivative in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, separate accounting for the conversion feature of the Equus Note is not required.

The Fund has $1,424,794 and $0 in convertible notes payable as of March 31, 2025, and 2024, respectively.

The balances as of March 31, 2025 were as follows:

	Carrying amount	Collateral	Issue date	Maturity date	Conversion price	Conversion shares
About Investment, Ltd	$1,591,944(a)	(b)	2/7/2025	2/7/2026	$1.50	1,999,999

(a)	Including accrued interest of $29,444 as of March 31, 2025.
(b)	Collateral for the Equus Note consists of the Fund’s holdings in General Enterprise Ventures, Inc. as shown in the Schedule of Investments.

The net carrying amount of the liability and equity components of the Note was as follows:

March 31, 2025
Liability component:
Principal	$2,000,000
Debt discount (equity component)	(437,500)
Net carrying amount	$1,562,500

Interest expense recognized related to the convertible note for the three months ended March 31, 2025 and 2024 was $29,444 and $0, respectively.

Stock Purchase Warrants

Contemporaneously with the issuance of the Equus Note, the Fund also issued two common stock purchase warrants (collectively, the “Warrants”) to acquire an aggregate of 1,999,999 shares of the Fund’s common stock at an exercise price of $1.50 per share.

The Fund accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

We account for warrants as equity instruments because they are not mandatorily redeemable by the Fund.  The warrants are initially recognized in equity at fair value on the date of issuance using a Black-Scholes option pricing model. The assumptions used to measure fair value under this model include the following:

Stock price	$1.24
Exercise price	$1.50
Expected volatility	38.0% - 41.0%
Expected term (years)	5.00
Risk free rate	4.34% - 4.35%
Dividend yield	0.0%

As of March 31, 2025, the Fund had 1,999,999 warrants outstanding with an exercise price of $1.50 per share and expiration date of 2/3/2030. These warrants relate to the Equus Note dated February 7, 2025.

(6)       Portfolio Securities

In the first quarter of 2025, we completed the following investment transactions:

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

(7)       Conversion to an Operating Company

Authorization to Withdraw BDC Election—In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2025 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to December 31, 2025. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

(8)       2016 Equity Incentive Plan

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

Under the terms of the Purchase and Sale Agreement covering the initial acreage acquired by Morgan, Morgan is required to drill and complete a minimum of six wells within 18 months of receiving the first drilling permits. The average cost of drilling a new horizontal well is approximately $8.2 million. During the fourth quarter of 2023, Morgan sold certain of its wellbore interest in its initial 2 wells to a third party for $5.6 million in cash in exchange for a net revenue interest of approximately 27% in these wells.

During the fourth quarter of 2024, Morgan entered into an agreement to acquire the carried working interest held by Pro Energy in exchange for a payment of $2.4 million in cash.

During 2024, in addition to the increase in acreage noted above, Morgan also experienced an increase in proved reserves and probable reserves, largely due to the commencement of production of its initial two wells that were drilled and completed in the fourth quarter of 2023.

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. In February 2024, we increased the total amount of the facility to $10.5 million. As of March 31, 2025, the facility had been fully-drawn.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Morgan have been prepared on a going concern basis, which contemplates the near-term sale of quantities of oil and gas, realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Morgan be unable to continue as a going concern. As of March 31, 2025, Morgan does not have sufficient cash resources to fund its present operations. Morgan is presently seeking external financing to enable it to continue operations over the twelve months from the date of this quarterly report, but we cannot assure you that Morgan will be successful in doing so, or that such endeavors will generate sufficient liquidity to enable Morgan to continue operations over the next twelve months. These factors raise substantial doubt about Morgan’s ability to continue as a going concern.

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

Below is summarized unaudited condensed financial information for Morgan E&P, LLC as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024, respectively, (in thousands):

MORGAN E&P, LLC

Unaudited Condensed Balance Sheet

	March 31, 2025	December 31, 2024
Assets:
Cash	$18	$15
Revenue receivables	493	343
Joint interest billing receivables	1,667	1,738
Other receivables	2	2
Prepaids and other current assets	35	35
Current assets	2,215	2,133

Property, plant and equipment
Oil and gas properties, net - full cost method	6,921	6,959
Other property, plant and equipment, net	31	34
Total property, plant and equipment - net	6,952	6,993

Other noncurrent assets
Operating lease right-of-use assets, net	217	227
Total noncurrent assets	217	227

Total assets	$9,384	$9,353

Liabilities and Member's Deficit:

Current liabilities
Accounts payable	$6,781	$6,656
Revenue payable	214	319
Current portion of operating lease liabilities	48	47
Due to parent	1,024	550
Accrued liabilities	2,961	3,162
Total current liabilities	11,028	10,734

Long-term liabilities
Asset retirement obligations	4	4
Long-term operating lease liabilities	195	207
Note payable - Due to parent	10,500	10,500
Long-term accrued liabilities - Due to parent	1,786	1,471
Total long-term liabilities	12,485	12,182
Total liabilities	23,513	22,916

Retained earnings - beginning of year	(13,563)	(1,804)
Current year deficit	(566)	(11,759)
Member's deficit	(14,129)	(13,563)

Total liabilities and member's deficit	$9,384	$9,353

MORGAN E&P, LLC

Unaudited Condensed Statement of Operations

	Three months ended March 31,
	2025	2024

Oil and gas revenue	172	1,075

Operating costs and expenses
Lease operating	43	1,368
Production and ad valorem taxes	17	103
Marketing, transportation and gathering	6	28
Depreciation, depletion, and amortization	51	225
General and administrative	306	514
Total operating costs and expenses	423	2,238
Loss from operations	(251)	(1,163)
Other income (expense)
Interest income	—	6
Interest expense	(315)	(283)
Total other income (expense), net	(315)	(277)
Net loss	$(566)	$(1,440)

MORGAN E&P, LLC

Unaudited Condensed Statement of Cash Flows

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	(566)	$(1,440)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation, depletion, amortization	51	225
Amortization of right-of-use asset	10	17
Changes in operating assets and liabilities:
Revenue receivables	(150)	(193)
Joint interest billing receivables	71	—
Prepaids and other current assets	—	(2)
Accounts payable	125	1,984
Revenue payable	(105)	448
Prepayments from working interest owners	—	(1,701)
Due to parent	474	—
Payment of operating lease liability	(11)	—
Accrued liabilities	(211)	(760)
Long Term Accrued liabilities - due to parent	315	283
Net cash provided by operating activities	3	(1,139)

Cash flows from investing activities:
Additions to oil and gas properties	—	(3,121)
Net cash used in investing activities	—	(3,121)

Cash flows from financing activities:
Proceeds from Note payable - Due to parent	—	2,247
Net cash provided by financing activities	—	2,247

Net change in cash	3	(2,013)
Cash at beginning of period	15	2,441

Cash at end of period	$18	$428

Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities
Changes in capital accounts payable and capital accruals	$(10)	2,379

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unproved properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration costs. The Company excludes these costs until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed at least annually to determine if impairment has occurred. The amount of any evaluated or impaired oil and natural gas properties is transferred to capitalized costs being amortized. For the three months ended March 31, 2025 and 2024, the Company transferred $0.01 million and $0.7 million, respectively, to the full cost pool.

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“10-K”). In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this Quarterly Report concerning our efforts to transform Equus into an operating company, as well as the coronavirus pandemic and the economic impact of the coronavirus on the Fund and our sole remaining portfolio company, as well as on oil and gas markets generally. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

We have certain wholly-owned taxable subsidiaries (“Taxable Subsidiaries”) each of which holds one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries was to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to requalify as a RIC and, therefore, cause us to incur federal income taxes as described above. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us obtain (or preserve, as the case may be) RIC status and the resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margins Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Conversion to an Operating Company

Authorization to Withdraw BDC Election. In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we expect to receive a further authorization from our shareholders later in 2025 as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to December 31, 2025. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.

 Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to increase and fall in successive quarters between the third quarter of 2023 and the third quarter of 2024 before stabilizing, and stood at $71.48 as of March 31, 2025. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and then steadily increasing each quarter thereafter, finishing the quarter ended March 31, 2025 at $4.11 per MMBTU. Relative oil price stability has been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, LLC holds its development rights.

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

The U.S. Economy. U.S. GDP contracted at an annualized rate of 0.3% in the first quarter of 2025, a swift downturn from consensus estimates of a 0.4% gain for the period only weeks prior to the end of the quarter. The decrease followed an increase of 2.4% on an annualized basis for the fourth quarter of 2024 and represented an approximate 1.9% annualized decrease from the first quarter of 2024, where GDP growth was approximately 1.6% on an annualized basis. The principal drivers of the contraction was a surge in imports, a slowdown in consumer spending, and a sharp decline in federal spending. The Congressional Budget Office is projecting an increase in GDP of 1.9% for all of 2025, slowing to 1.8% for 2026. (Sources: Bureau of Economic Analysis; The Congressional Budget Office).

Employment and Housing. The U.S. added 177,000 jobs in April 2025, holding the overall unemployment rate steady at 4.2% as compared to the first quarter of 2025, temporarily offsetting concerns of a pending recession. The labor force participation rate also remained consistent at 62.6%, up slightly from 62.5% in March 2025. The Congressional Budget Office is predicting a slight increase to 4.5% in the unemployment rate for the remainder of 2025. Persistently high borrowing costs have constrained sales volumes of existing and new homes for the previous two years and continuing into the first quarter of 2025, to their lowest levels in decades, although mid-level home prices continue to increase and have generally outpaced inflation. Recent releases of conflicting economic data, such as a stable unemployment rate contrasted against negative GDP growth, has resulted in continued high mortgage rates, suggesting that acquisition and refinancing activity for 30-year mortgages will not increase until later in 2025 or even 2026 (Sources: Bureau of Labor Statistics; Congressional Budget Office).

Consumer Prices. After experiencing substantial increases in 2022 and into 2023, consumer price increases have significantly ebbed through 2024 and the first quarter of 2025. As of March 2025, the consumer price index was up 2.4% over the previous 12-month period, down from 2.8% in February 2025, and remain consistent with the prior five quarters. Largely as a result of the introduction of tariffs in the first quarter of 2025, most commentators are forecasting an increase in the rate of inflation throughout the remainder of 2025 and into 2026. (Sources: Bureau of Economic Analysis; Bureau of Labor Statistics; Morgan Stanley Research; Goldman Sachs).

Interest Rates. Principally as a response to declining rates of GDP growth and inflation, on September 18, 2024, the Federal Reserve cut interest rates for the first time in four years, decreasing the federal funds rate by 50 basis points, and indicated that further cuts may be on the horizon. However, with stable unemployment and inflation data, the Federal Reserve declined to reduce the rate further in the Federal Open Market Committee’s May 2025 meeting. Given the uncertainty regarding the U.S. economy and the implementation of tariffs, commentators are mixed in forecasting further rate cuts in the second and third quarters of 2025. (Sources: The Wall Street Journal; The Federal Reserve Board).

Mergers and Acquisitions. Global merger and acquisition activity in 2024 was approximately $2.2 trillion, a slight increase from $2.1 trillion in 2023, but well off the high of $4.1 trillion in 2021. Financial services, materials, industrials, and information technology were the sectors that experienced the most significant dealmaking activity during the year. Prior to the first quarter of 2025 and the change in U.S. trade policy, most analysts were expecting consolidation activity in 2025 to increase over 2024. The first quarter of 2025 did, in fact, see such an increase, with deal volume at $699 billion, the highest since 2021, largely driven by the technology sector, specifically AI and cloud innovation. However, some analysts believe that the increased activity in the first quarter of 2025 was a residual effect of transactions that were initiated in 2024, and therefore remain guarded about a continuation of this level of activity through the remainder of the year. (Sources: Ernst & Young; Bloomberg).

Private Equity. Private equity activity, both in the U.S. and globally, decreased from $464 billion in the fourth quarter of 2024 as compared to $445 billion in the first quarter of 2025, with the U.S. accounting for roughly half of these totals. Private equity fundraising also continued to decline in 2024 for the third consecutive year. Although transaction size has increased, the first quarter of 2025 has seen total deal volume decrease to its lowest level in five years. Notwithstanding significant uncertainty regarding global trade policies, analysts are expecting overall annual PE activity to increase 1.0% in 2025 over 2024, still 13.0% below the 2018-2019 average. (Sources: Statista; Ernst & Young; Ropes & Gray).

During the three months ended March 31, 2025, our net asset value increased from $2.17 per share to $2.52 per share, an increase of 16.0%. As of March 31, 2025, our common stock is trading at a 59.9% discount to our net asset value as compared to 49.3% as of December 31, 2024.

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

Because of the nature and size of the portfolio investments, in the event we seek to requalify as a RIC, we may periodically borrow funds to make qualifying investments to maintain this tax status. In such case, we will borrow such funds by utilizing a margin account with a securities brokerage firm. There is no assurance that such arrangement will be available in the future. If we seek to requalify as a RIC and are unable to borrow funds to make qualifying investments, Equus would continue to be subject to corporate income tax on its net investment income and realized capital gains, and distributions to stockholders would continue to be subject to income tax as ordinary dividends.

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

Results of Operations

Investment Income and Expense

Net investment loss was $1.1 million for the three months ended March 31, 2025 and 2024.

Compensation expense was $0.6 million for the three months ended March 31, 2025 as compared to $0.4 million for the three months ended March 31, 2025, due to the officer bonuses related to dispositions.

Professional fees were $0.4 million for the three months ended March 31, 2025 as compared to $0.6 million for the three months ended March 31, 2024.

Transaction costs, relating to the issuance of a convertible promissory note described in Note 5 of the financial statement footnotes above were $0.3 million for the three months ended March 31, 2025 as compared to $0 for the three months ended March 31, 2024.

General and administrative expenses were comparable and were $0.05 million and $0.03 million for the three months ended March 31, 2025 and 2024, respectively.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the three months ended March 31, 2025, we recorded an increase of $1.0 million in fair value of our equity holding in Morgan E&P, LLC (“Morgan”).

During the three months ended March 31, 2024, we made a $2.2 million follow-on debt investment. We recorded a decrease of $1.35 million in the fair value of our equity holding in Morgan.

On February 10, 2025, we purchased from General Enterprise Ventures, Inc., a developer of fire suppression products (“GEVI”), a 1-year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“GEVI Note”). Contemporaneously with the purchase of the GEVI Note, the Fund also received a common stock purchase warrant (“GEVI Warrant”) to acquire an aggregate of 1,875,000 shares of GEVI common stock at an exercise price of $0.50 per share. The shares of GEVI are publicly traded and, as of March 31, 2025, the closing trading price of GEVI shares was $1.20. Accordingly, during the three months ended March 31, 2025, we recorded an increase of $3.0 million in fair value of the GEVI Note and $1.3 million increase in the fair value of the GEVI Warrant.

On March 3, 2025, we sold Equus Energy to North American Energy Opportunities Corp., a developer of upstream oil and gas assets (“NAEOC”). The consideration provided by NAEOC consisted of $1.25 million in cash and 27,500 shares of preferred stock, redeemable within 6 months of the date of issuance at $100.00 per share based upon fulfillment of certain conditions.

We recorded a $0.1 million decrease in fair value in our investment in NAEOC.

With respect to our holding in Equus Energy, LLC, recorded a reversal of the unrealized depreciation of $4.1 million of the fair value of this investment.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financing Reporting Existing as March 31, 2025

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the previously disclosed material weakness relating to the Fund’s controls relating to the design and operation of management review over the valuation of the Fund’s portfolio investment, including management’s review procedures over the completeness and accuracy of the underlying data and information supplied to third parties assisting management by recommending a range of reasonable fair values continued to exist as of March 31, 2025.

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

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Readers should carefully consider these risks and all other information contained in our annual report on Form 10-K (“10-K”) for the year ended December 31, 2024, including the Fund’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K and throughout this 10-Q are not the only ones facing the Fund.

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

Dated: May 19, 2025

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

