Form 10-Q
period 2025-06-30
EQUUS TOTAL RETURN, INC.
filed 2025-08-15
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

 There were 13,586,173 shares of the registrant’s common stock, $.001 par value, outstanding, as of June 30, 2025.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	June 30, 2025	December 31, 2024

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,500 and $18,611, respectively)	$22,850	$27,500
Non-affiliate investments (cost at $4,250 and $0, respectively)	10,632	—
Total investments in portfolio securities at fair value	33,482	27,500
Cash and cash equivalents	69	262
Accounts receivable from affiliates	1,319	678
Accrued interest	2,164	1,470
Other assets	32	26
Total assets	37,066	29,936
Liabilities and net assets
Accounts payable	557	332
Accrued compensation	3	1
Accounts payable to related parties	753	93
Notes payable	1,642	—
Total liabilities	2,955	426

Commitments and contingencies (See Note 2)

Net assets

Common stock, $.001 par value per share; 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024, and 13,586,173 shares outstanding as of June 30, 2025 and December 31, 2024

Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024

Common stock, par value	$14	$14
Capital in excess of par value	75,529	74,785
Accumulated deficit	(41,432)	(45,289)
Total net assets	$34,111	$29,510
Shares of common stock issued and outstanding, $.001 par value, 100,000 and 50,000 shares authorized, respectively	13,586	13,586
Net asset value per share	$2.51	$2.17

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Investment income:
Control investments	$319	$319	$634	$602
Non-affiliate investments	38	—	$60	—
Total investment income	357	319	694	602
Interest income	—	12	1	12
Total investment income	357	331	695	614

Expenses:
Compensation expense	433	477	1,003	905
Professional fees	229	367	582	934
Transaction costs	—		307	—
Professional liability expenses	30	148	80	298
Director fees and expenses	101	95	178	179
General and administrative expenses	59	63	107	96
Mailing, printing and other expenses	54	16	65	81
Taxes	10	11	13	25
Interest expense	51	34	80	66
Total expenses	967	1,211	2,415	2,584

Net investment loss	(610)	(880)	(1,720)	(1,970)

Net realized loss (gain):
Control investments	—	—	(4,111)	—
Other	—	—	(155)	—
U.S. Treasury Bills	—	30	—	75
Net realized (loss) gain	—	30	(4,266)	75

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	(1,650)	4,750	3,461	3,400
Non-affiliate investments	2,174	—	6,382	—
Net change in net unrealized appreciation (depreciation) of portfolio securities	524	4,750	9,843	3,400

Net increase (decrease) in net assets resulting from operations	$(86)	$3,900	$3,857	$1,505

Net increase (decrease) in net assets resulting from operations per share:
Basic	$(0.01)	$0.29	$0.28	$0.11
Diluted	$(0.01)	$0.29	$0.24	$0.11
Weighted average shares outstanding:
Basic	13,586	13,586	13,586	13,586
Diluted	13,586	13,586	16,238	13,586

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2025	13,586	14	74,785	(45,289)	29,510

Issuance of warrants			744		744

Net increase in net assets resulting from operations	—	—	—	3,943	3,943

Balances as of March 31, 2025	13,586	$14	$75,529	$(41,346)	$34,197

Net decrease in net assets resulting from operations	—	—	—	(86)	(86)

Balances as of June 30, 2025	13,586	$14	$75,529	$(41,432)	$34,111

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2024	13,586	14	74,785	(26,512)	48,287

Net decrease in net assets resulting from operations	—	—	—	(2,395)	(2,395)

Balances as of March 31, 2024	13,586	$14	$74,785	$(28,907)	$45,892

Net increase in net assets resulting from operations	—	—	—	3,900	3,900

Balances as of June 30, 2024	13,586	$14	$74,785	$(25,007)	$49,792

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands)	2025	2024
Cash flow from operating activities:
Net increase in net assets resulting from operations	$3,857	$1,505
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss (gain):
Control investments	4,111	—
Other	155	—
U.S. Treasury Bills	—	(75)
Net change in unrealized (appreciation) depreciation of portfolio securities:
Control investments	(3,461)	(3,400)
Non-affiliate investments	(6,382)	—
Purchase of portfolio securities	(1,500)	(2,247)
Write-off of receivable from portfolio company	(155)	—
PIK interest payable	80	—
Transaction costs	307	—
Net proceeds from dispositions of portfolio securities	1,250	—
Purchases of U.S. Treasury bills, net	—	(8,914)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(641)	—
Accrued interest receivable	(694)	(601)
Other assets	(6)	374
Accounts payable and accrued liabilities	226	(93)
Accounts payable to related parties	660	(104)
Net cash used in operating activities	(2,193)	(13,555)
Cash flows from financing activities:
Borrowings under margin account	—	106,914
Repayments under margin account	—	(97,925)
Issuance of notes payable and warrants	2,000	—
Net cash provided by financing activities	2,000	8,989
Net decrease in cash and cash equivalents	(193)	(4,566)
Cash and cash equivalents and restricted cash at beginning of period	262	6,983

Cash and cash equivalents and restricted cash at end of period	$69	$2,417
Non-cash operating and financing activities:
Warrants recognized at a discount	$438	$—
Supplemental disclosure of cash flow information:
Interest paid in kind on note payable	$80	$66
Income taxes paid	$3	$25

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six Months ended June 30,
	2025	2024

Investment income	$0.05	$0.05
Expenses	$(0.18)	(0.20)

Net investment loss	(0.13)	(0.15)

Net realized (loss) gain	(0.31)	—
Net change in unrealized appreciation of portfolio securities	0.72	0.26
Net increase (decrease) in net assets resulting from operations	0.28	0.11
Capital transactions:
Dilutive effect of warrants issued	0.06	—
Increase in net assets resulting from capital transactions	0.06	—
Net increase (decrease) in net assets	0.34	0.11
Net assets at beginning of period	2.17	3.55
Net assets at end of period, basic and diluted	$2.51	$3.66
Weighted average number of shares outstanding during period,
in thousands	13,586	13,586
Market price per share:
Beginning of period	$1.10	$1.45
End of period	$1.36	$1.32
Selected information and ratios:
Ratio of expenses to average net assets	(7.59%)	(5.27%)
Ratio of net investment loss to average net assets	(5.41%)	(4.02%)
Ratio of net increase in net assets resulting from operations to average net assets	12.12%	3.07%
Return on net asset value	15.59%	3.12%
Total return on market price (1)	23.64%	(8.97%)

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

June 30, 2025

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Morgan E&P, LLC (6) Houston, TX	Energy	April 2023	Member interest (100%)		—	$12,350
			12% senior secured promissory note due 5/26 (7)	$10,500	$10,500	10,500
					10,500	22,850
Total Control Investments: Majority-owned (represents 68.3% of total investments at fair value)					10,500	22,850
Non-Affiliate Investments: Less than 5% owned (4):
General Enterprise Ventures, Inc. (5) Pomona, CA	Environmental	February 2025	Warrants (1,875,000 convertible common stock)	—	—	3,319
			10% senior secured promissory note due 2/26 (7)	1,500	1,500	7,313
					1,500	10,632
North American Energy Opportunities Corp. (6) New York, NY	Energy	March 2025	27,500 Cl A Redeemable Preferred Shares		2,750	—
Total Non-Affiliate Investments (represents 31.7% of total investments at fair value)					4,250	10,632
Total Investments					$14,750	$33,482

(1)Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of June 30, 2025 none of the Fund’s total assets were considered non-qualifying assets.

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

June 30, 2025

(Unaudited)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or pursuant to an exemption from such registration that is available. We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of June 30, 2025, we had invested 90.3% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of June 30, 2025, none of our investments are considered non-qualifying assets as all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 68.2% of the total value of the investments in portfolio securities as of June 30, 2025.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes two portfolio companies and was 67.0% of our net asset value, 61.6% of our total assets and 68.2% of our investments in portfolio company securities (at fair value) as of June 30, 2025. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2025 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$—	$12,350	36.2%
Secured and subordinated debt	12,000	17,813	52.2%
Preferred stock	2,750	—	0.0%
Warrants	—	3,319	9.7%
Total	$14,750	$33,482	98.2%

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2025 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$22,850	67.0%
Environmental	10,632	31.2%
Total	$33,482	98.2%

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

(1)Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisition. As of December 31, 2024 none of the Fund’s total assets were considered non-qualifying assets.

(2)See Note 3 to the financial statements, Valuation of Investments.

(3)Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of such company.

(4)Level 3 Portfolio Investment.

(5)Income producing.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2024

(in thousands, except share data)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or pursuant to an exemption from such registration that is available. We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

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

June 30, 2025

(Unaudited)

 (1)       Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. As of June 30, 2025, we had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, of which 13,568,173 shares of common stock and no shares of preferred stock were outstanding.

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

We elected to be treated as a BDC under the Investment Company Act of 1940 Act (“1940 Act”), although our shareholders authorized us to withdraw this election in previous years (which authorization has since expired) and may do so again in the future. Prior to the fourth quarter of 2024, we qualified as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, were not required to pay corporate income taxes on any income or gains that we would have distributed distribute to our stockholders. During the fourth quarter of 2024, we elected to not qualify as a RIC and, consequently, we will be subject to normal corporate rates of taxation of our income and gains and will not be permitted to deduct distributions paid to our stockholders.

From time to time, we may have certain wholly-owned taxable subsidiaries (“Taxable Subsidiaries”) each of which may hold one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to requalify as a RIC and, therefore, cause us to incur federal income taxes as described above. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us obtain (or preserve, as the case may be) RIC status and the resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margin Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Impact of Economic and Geopolitical Events on the Oil and Gas Sector—Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to increase and fall in successive quarters between the third quarter of 2023 and the third quarter of 2024 before stabilizing, and stood at $65.11 as of June 30, 2025. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and then steadily increasing each quarter thereafter with a modest decrease during the second quarter of 2025, finishing the quarter ended June 30, 2025 at $3.26 per MMBTU. Relative oil price stability has been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, LLC holds its development rights.

Basis of Presentation—In accordance with Article 6 of Regulation S-X under the Securities Act and the Securities Exchange Act of 1934, as amended (“Exchange Act”), we do not consolidate portfolio company investments, including those in which we have a controlling interest. Our interim unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information and in accordance with the requirements of reporting on Form 10-Q and Article 10 of Regulation S-X, under the Exchange Act. Accordingly, they are unaudited and exclude some disclosures required for annual financial statements. We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of these interim financial statements.

The results of operations for the three months ended June 30, 2025 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC.

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

Cash and Cash Equivalents—As of June 30, 2025, we had cash and cash equivalents of $0.1 million.

As of December 31, 2024, we had cash and cash equivalents of $0.3 million.

Dividends—So long as we remain a BDC, we will pay out net investment income and/or realized net capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. We had no follow-on commitments as of June 30, 2025.

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

Certain Risks and Uncertainties and Going Concern—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the second quarter of 2025, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

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

Our cash and cash equivalents totaled $0.07 million as of June 30, 2025. We do not currently have the necessary cash on hand and/or projected future cash flows to fund our operating activities. It is possible the Fund will require loans, capital investment from one or more sources, or will be required to dispose of certain of its portfolio investments, to cover a potential cash shortfall. The Fund does not presently have any existing commitments to fund any such shortfall, should it occur, and cannot guarantee that it will be able to execute on such plans in the future. Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

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

In estimating the fair value of our equity interest in Morgan, we have given more emphasis to an income approach that examines expected cash flows from the development of leasehold interests held by Morgan. Our management received advice and assistance from a third-party valuation firm to support our determination of the fair value of this investment.

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

Investments for which prices are not observable are generally private investments in the debt and equity securities of operating companies. A primary valuation method used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including comparing the latest arm’s length or market transactions involving the subject security to the selected benchmark credit spread, assumed growth rate (in cash flows), and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. In the case of our investment in Morgan, we also examine acreage values in comparable transactions and assess the impact upon the working interests held by Morgan. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. In the case of our investment into shares of Series A conditionally redeemable preferred stock of North American Energy Opportunities Corp., we evaluated the probability that the conditions to redemption would be satisfied prior to August 31, 2025, the redemption expiration date.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the three ended June 30, 2025 and the year ended December 31, 2024.

As of June 30, 2025, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of June 30, 2025
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$22,850	$—	$—	$22,850
Non-affiliate investments	10,632	—	7,313	3,319
Total investments	$33,482	$—	$7,313	$26,169

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

The following table provides a reconciliation of fair value changes during the three and six months ended June 30, 2025 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2025	$27,500	$—	$—	$27,500
Sale of portfolio securities	(4,000)	—	—	(4,000)
Purchases of portfolio securities	—	—	2,750	2,750
Change in unrealized appreciation	1,000	—	1,208	2,208
Fair value as of March 31, 2025	24,500	—	3,958	28,458
Change in unrealized appreciation	(1,650)	—	(639)	(2,289)
Fair value as of June 30, 2025	$22,850	$—	$3,319	$26,169

The following table provides a reconciliation of fair value changes during the three and six months ended June 30, 2024 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2024	$40,853	$—	$—	$40,853
Purchases of portfolio securities	2,247	—	—	2,247
Change in unrealized appreciation	(1,350)	—	—	(1,350)
Fair value as of March 31, 2024	41,750			41,750
Change in unrealized appreciation	4,750	—	—	4,750
Fair value as of June 30, 2024	$46,500	$—	$—	$46,500

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2025 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Limited liability company investments
		Guideline Public Company Method	Proved Reserve Multiple	5,902x	6,911x	6,407x
			Daily Production Multiple	26,200x	27,216x	26,708x
Morgan E&P, LLC	12,350	Guideline Transaction Method	Proved Reserve Multiple	5,304x	8,878x	7,091x
			Daily Production Multiple	22,297x	34,222x	28,260x
		Discounted Cash Flow	Discount Rate	10.8%	11.7%	11.25%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Company specific yield	10.82%	12.0%	11.41%

Preferred Stock

North American Energy Opportunities Corp.	-	Transaction Value	Conditions to redemption	0.0%	0.0%	0.0%

Warrant

General Enterprise Ventures, Inc.	3,319	Black-Scholes	Volatility	110.0%	107.0%	108.5%

	26,169

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,000	$4,000	$1,784
Equus Energy, LLC	$ 4,000	Guideline Transaction Method	Proved Reserve Multiple	6.2x	10.8x	8.65x
			Daily Production Multiple	24,921.7x	45,307.1x	40,787.19x
		Discounted Cash Flow	Discount Rate	10.9%	10.9%	10.9%
		Transaction Price		$4,000	$4,000	$4,000

		Guideline Public Company Method	Proved Reserve Multiple	6,415x	7,342x	6,878.5x
			Daily Production Multiple	29,948x	40,946x	35,447x
Morgan E&P, LLC	13,000	Guideline Transaction Method	Proved Reserve Multiple	5,304x	8,786x	7,045x
			Daily Production Multiple	22,297x	32,595x	27,446x
		Discounted Cash Flow	Discount Rate	11.7%	12.6%	12.15%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Company specific yield	11.52%	12.0%	11.76%

	$ 27,500

The various weighted averages in the tables above were determined based on acreage, reserves, production and, in the case of discount rates, an arithmetic average of minimum and maximum rates. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities.

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

Investment Transactions— Investment transactions are recorded at fair value on the trade date. Current-period changes in fair value of investments are reflected as a component of the net unrealized appreciation of portfolio securities on the Statements of Operations. The net change in unrealized appreciation primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses for investments sold during the period. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. As of June 30, 2025, we have no assets going through foreclosure. Realized gains and losses on investments sold are computed on a specific identification basis.

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 respectively:

(in thousands, except share and per-share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shareholders	$(86)	$3,900	$3,857	$1,505
Weighted average shares outstanding - basic	13,586	13,586	13,586	13,586
Effect of dilutive securities	—	—	$(0.04)	—
Weighted average shares outstanding - diluted	13,586	13,586	16,238	13,586
Basic earnings per share	$(0.01)	$0.29	$0.28	$0.11
Diluted earnings per share	$(0.01)	$0.29	$0.24	$0.11

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of June 30, 2025 and December 31, 2024 are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Accumulated undistributed net investment losses	$(56,500)	$(54,780)
Unrealized appreciation of portfolio securities, net	18,732	8,889
Accumulated undistributed net capital gains	(3,664)	602
Accumulated deficit	$(41,432)	$(45,289)

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

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. For the year ended December 31, 2025, no state income tax is expected. As a result, we have no provision for margin tax expense for the three and six months ended June 30, 2025, and we expect no in state income tax for the year ended December 31, 2025.

Segments—Equus operates in a single segment with a principal investment objective to maximize total return from generating current income from debt investments and current income and capital appreciation from equity and equity-related investments. The Company’s Investment Committee and Chief Executive Officer collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses net investment income as a primary GAAP profit or loss metric used in making operating decisions, which can be found on the Statement of Operations along with significant expenses. The measure of segment assets is reported on the Balance Sheets as total assets.

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

The Fund has the right, at any time and from time to time, to prepay the Equus Note in whole or in part without premium or penalty. All interest payments may be made in cash and/or in shares of Equus common stock at the sole option of the Fund. All payments due under the Equus Note are senior to all other indebtedness of the Fund and its subsidiaries.

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

The Fund has $1,642,500 and $0 in convertible notes payable as of June 30, 2025, and December 31, 2024, respectively.

The balances as of June 30, 2025 were as follows:

	Carrying amount	Collateral	Issue date	Maturity date	Conversion price	Conversion shares
About Investment, Ltd	$1,642,500(a)	(b)	2/7/2025	2/7/2026	$1.50	1,999,999

(a)	Including accrued interest of $80,000 as of June 30, 2025.

(b)	Collateral for the Equus Note consists of the Fund’s holdings in General Enterprise Ventures, Inc. as shown in the Schedule of Investments.

The net carrying amount of the liability and equity components of the Note was as follows:

June 30, 2025
Liability component:
Principal	$2,000,000
Debt discount (equity component)	(437,500)
Net carrying amount	$1,562,500

Interest expense recognized related to the convertible note for the six months ended June 30, 2025 and 2024 was $80,000 and $0, respectively.

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

As of June 30, 2025, the Fund had 1,999,999 warrants outstanding with an exercise price of $1.50 per share and expiration date of February 3, 2030. These warrants relate to the Equus Note dated February 7, 2025.

(6)       Portfolio Securities

In the first six months of 2025, we completed the following investment transactions:

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

(7)       Conversion to an Operating Company

Authorization to Withdraw BDC Election—In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we may receive a further authorization from our shareholders in the future as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to December 31, 2025. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

(8)       2016 Equity Incentive Plan

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of June 30, 2020, all awards granted under the Incentive Plan were fully vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. See Note 10 – Subsequent Events, where the Board of Directors approved the issuance of additional shares of restricted stock under the Incentive Plan.

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

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. In February 2024, we increased the total amount of the facility to $10.5 million. As of June 30, 2025, the facility had been fully-drawn.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Morgan have been prepared on a going concern basis, which contemplates the near-term sale of quantities of oil and gas, realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Morgan be unable to continue as a going concern. As of June 30, 2025, Morgan does not have sufficient cash resources to fund its present operations. Morgan is presently seeking external financing to enable it to continue operations over the twelve months from the date of this quarterly report, but we cannot assure you that Morgan will be successful in doing so, or that such endeavors will generate sufficient liquidity to enable Morgan to continue operations over the next twelve months. These factors raise substantial doubt about Morgan’s ability to continue as a going concern.

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

Below is summarized unaudited condensed financial information for Morgan E&P, LLC as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024, respectively, (in thousands):

MORGAN E&P, LLC

Unaudited Condensed Balance Sheet

	June 30, 2025	December 31, 2024
Assets:
Cash	$10	$15
Revenue receivables	497	343
Joint interest billing receivables	1,671	1,738
Other receivables	19	2
Prepaids and other current assets	30	35
Current assets	2,227	2,133

Property, plant and equipment
Oil and gas properties, net - full cost method	6,923	6,959
Other property, plant and equipment, net	29	34
Total property, plant and equipment - net	6,952	6,993

Other noncurrent assets
Operating lease right-of-use assets, net	207	227
Total noncurrent assets	207	227

Total assets	$9,386	$9,353

Liabilities and Member's Deficit:

Current liabilities
Accounts payable	$6,605	$6,656
Revenue payable	214	319
Current portion of operating lease liabilities	50	47
Due to parent	1,319	550
Accrued liabilities	3,080	3,162
Total current liabilities	11,268	10,734

Long-term liabilities
Asset retirement obligations	4	4
Long-term operating lease liabilities	181	207
Note payable - Due to parent	10,500	10,500
Long-term accrued liabilities - Due to parent	2,105	1,471
Total long-term liabilities	12,790	12,182
Total liabilities	24,058	22,916

Retained earnings - beginning of year	(13,563)	(1,804)
Current year deficit	(1,109)	(11,759)
Member's deficit	(14,672)	(13,563)

Total liabilities and member's deficit	$9,386	$9,353

MORGAN E&P, LLC

Unaudited Condensed Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Oil and gas revenue	32	1,391	205	2,466

Operating costs and expenses
Lease operating	13	628	56	1,996
Production and ad valorem taxes	2	132	18	235
Marketing, transportation and gathering	10	50	16	78
Depreciation, depletion, and amortization	13	273	64	498
General and administrative	218	624	526	1,138
Total operating costs and expenses	256	1,707	680	3,945
Loss from operations	(224)	(316)	(475)	(1,479)
Other income (expense)
Interest income	—	—	—	6
Interest expense	(319)	(324)	(634)	(607)
Total other income (expense), net	(319)	(324)	(634)	(601)
Net loss	$(543)	$(640)	$(1,109)	$(2,080)

MORGAN E&P, LLC

Unaudited Condensed Statement of Cash Flows

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,109)	$(2,080)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation, depletion, amortization	64	498
Amortization of right-of-use asset	20	23
Changes in operating assets and liabilities:
Revenue receivables	(154)	(107)
Joint interest billing receivables	67	652
Prepaids and other current assets	(12)	(1)
Accounts payable	(52)	1,606
Revenue payable	(105)	496
Prepayments from working interest owners	—	(122)
Due to parent	769	—
Payment of operating lease liability	(23)	(7)
Accrued liabilities	(102)	(311)
Long Term Accrued liabilities - due to parent	634	601
Net cash provided by operating activities	(3)	1,248

Cash flows from investing activities:
Additions to oil and gas properties	(2)	(5,519)
Net cash used in investing activities	(2)	(5,519)

Cash flows from financing activities:
Proceeds from Note payable - Due to parent	—	2,247
Net cash provided by financing activities	—	2,247

Net change in cash	(5)	(2,024)
Cash at beginning of period	15	2,441

Cash at end of period	10	$417

Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities
Changes in capital accounts payable and capital accruals	$(20)	$4,051
Prepayments applied to joint-interest receivables	—	(1)

Critical Accounting Policies for Morgan

Acquisitions—Morgan evaluates each acquisition of oil and gas properties to determine whether each should be accounted for as an acquisition of assets or business in accordance with Accounting Standards Update No. 2017-01: Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”).

Asset acquisitions are recorded at the cost of acquiring the property. The results of operations of the oil and gas properties acquired in the Company’s acquisitions have been included in the consolidated financial statements since the closing dates of the respective acquisitions. A business combination may result in the recognition of a bargain purchase gain or goodwill based on the measurement of the fair value of the assets and liabilities acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. The initial accounting for business combinations may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired, or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unproved properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration costs. The Company excludes these costs until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed at least annually to determine if impairment has occurred. The amount of any evaluated or impaired oil and natural gas properties is transferred to capitalized costs being amortized. For the six months ended June 30, 2025 and 2024, the Company transferred $0.02 million and $1.4 million, respectively, to the full cost pool.

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

Subsequent Event

On August 14, 2025, Morgan announced that it had secured a $3 million loan facility, the proceeds of which will be used to fund near-term drilling and work-over operations in the Bakken Shale formation of North Dakota’s Williston Basin on two existing but non-producing wells owned by Morgan.

(10)	Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On July 1, 2025, the Fund’s Board of Directors approved the issuance of an aggregate of 419,523 restricted shares of Equus common stock pursuant to the Fund’s 2016 Equity Incentive Plan. As of the filing date of this Report on Form 10-Q, such shares have not yet been issued.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2024, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

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

From time to time, we may have certain wholly-owned taxable subsidiaries (“Taxable Subsidiaries”) each of which may hold one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to requalify as a RIC and, therefore, cause us to incur federal income taxes as described above. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us obtain (or preserve, as the case may be) RIC status and the resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margin Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Conversion to an Operating Company

Authorization to Withdraw BDC Election. In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we may receive a further authorization from our shareholders in the future as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to December 31, 2025. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of June 30, 2020, all awards granted under the Incentive Plan were fully vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. See Subsequent Events below, where the Board of Directors approved the issuance of additional shares of restricted stock under the Incentive Plan.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.

 Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began to increase and fall in successive quarters between the third quarter of 2023 and the third quarter of 2024 before stabilizing, and stood at $65.11 as of June 30, 2025. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and then steadily increasing each quarter thereafter with a modest decrease in the second quarter of 2025, finishing the quarter ended June 30, 2025 at $3.26 per MMBTU. Relative oil price stability has been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, LLC holds its development rights.

Morgan undertook significant capital expenditures for oil and gas development during the third and fourth quarters of 2023.  During 2024, Morgan undertook an additional $6.4 million in capital expenditures, principally consisting of accruals and additional costs related to the development of its initial two wells.  The company is expected to incur additional capital expenditures related to drilling and completion of additional wells in the second half of 2025.

The U.S. Economy. U.S. GDP increased sharply in the second quarter of 2025, growing at an annualized rate of 3.0% as compared to a 0.5% contraction in the first quarter of 2025. Second quarter 2025 GDP growth surpassed consensus estimates of 2.3% for the period and was almost double the increase of 1.6% generated during the second quarter of 2024. The principal drivers of the recovery were a steep decline in imports—down 30.3% after a 37.9% surge in the first quarter of 2025—and a renewed acceleration in consumer spending, which rose 1.4% compared to 0.5% in the prior quarter. Federal spending continued to decline, but gains in private-sector activity, including manufacturing and auto output, helped offset the drag. The Congressional Budget Office continues to project full-year GDP growth of 1.9% for 2025, with a modest slowdown to 1.8% in 2026. (Sources: Bureau of Economic Analysis; The Congressional Budget Office).

Employment and Housing. The U.S. added 73,000 jobs in July 2025, capping a weak second quarter in which job growth averaged just 35,000 per month—its slowest pace since early 2020. The unemployment rate held steady at 4.2%, unchanged from April, but downward revisions to May and June figures revealed that only 19,000 and 14,000 jobs were added in those months, respectively. The labor force participation rate edged down to 62.2% in July, reflecting a modest decline from 62.6% in April. The Congressional Budget Office now projects the unemployment rate will average 4.3% for 2025, rising to 4.5% in early 2026. Persistently high borrowing costs continue to suppress sales volumes of both new and existing homes, with housing starts down 11.4% in March and inventory levels remaining historically low. Despite these headwinds, mid-level home prices have continued to rise, outpacing inflation and driven by constrained supply. Conflicting economic signals—such as stable unemployment amid weak job creation and negative revisions—have kept mortgage rates elevated, with the 30-year fixed rate averaging 6.8% in April. Acquisition and refinancing activity is unlikely to rebound meaningfully until late 2025 or early 2026 (Sources: Bureau of Labor Statistics; Congressional Budget Office).

Consumer Prices. After experiencing substantial increases in 2022 and into 2023, consumer price growth continued to moderate through 2024 and into the first half of 2025. As of June 2025, the consumer price index was up 2.2% over the previous 12-month period, down from 2.4% in March and 2.8% in February, marking the sixth consecutive quarter of relatively stable inflation. However, following the implementation of new tariffs in the first and second quarters of 2025, many analysts now anticipate upward pressure on prices, with inflation expected to accelerate through the second half of 2025 and into 2026. (Sources: Bureau of Economic Analysis; Bureau of Labor Statistics; Morgan Stanley Research; Goldman Sachs).

Interest Rates. Principally as a response to declining rates of GDP growth and inflation, on September 18, 2024, the Federal Reserve cut interest rates for the first time in four years, decreasing the federal funds rate by 50 basis points, and indicated that further cuts may be on the horizon. However, with stable unemployment and inflation data, the Federal Reserve declined to reduce the rate further in the Federal Open Market Committee’s May and July 2025 meetings. Given the uncertainty regarding the U.S. economy and the implementation of tariffs, commentators are mixed in forecasting further rate cuts in the second half of 2025. (Sources: The Wall Street Journal; The Federal Reserve Board).

Mergers and Acquisitions. Global merger and acquisition activity in 2024 totaled approximately $2.2 trillion, a modest increase from $2.1 trillion in 2023, though still significantly below the $4.1 trillion peak in 2021. Financial services, materials, industrials, and information technology remained the most active sectors throughout the year. Heading into 2025, expectations for increased consolidation were high, particularly before the shift in U.S. trade policy in the first quarter of 2025. That optimism was initially validated, with first quarter 2025 deal volume reaching $699 billion, the highest quarterly total since 2021, driven largely by transactions in the technology sector, especially in AI, cloud infrastructure, and financial services. In the second quarter of 2025, deal activity remained elevated, with an estimated $645 billion in volume, suggesting continued momentum. However, some analysts caution that this strength may reflect a backlog of deals initiated in late 2024, and uncertainty surrounding trade policy and interest rates has led to more conservative forecasts for the second half of the year. (Sources: Ernst & Young; Bloomberg).

Private Equity. Private equity activity, both in the U.S. and globally, continued to soften in the first half of 2025, with deal volume declining from $464 billion in the fourth quarter of 2024 to $445 billion in the first quarter of 2025 and an estimated $428 billion in the second quarter of 2025. The U.S. remained the dominant market, accounting for approximately half of global totals. Fundraising trends remained subdued, extending the three-year decline that began in 2022, as limited partners exercised greater caution amid macroeconomic uncertainty. While average transaction size increased—driven by a handful of large-cap deals—overall deal volume in the second quarter of 2025 reached its lowest level since 2020. Despite persistent uncertainty surrounding global trade policies and interest rate trajectories, analysts now project a modest 1.2% increase in total private equity activity for 2025 compared to 2024, though still roughly 12.5% below the 2018–2019 annual average. (Sources: Statista; Ernst & Young).

During the six months ended June 30, 2025, our net asset value increased from $2.17 per share to $2.51 per share, an increase of 15.7%. As of June 30, 2025, our common stock is trading at a 45.8% discount to our net asset value as compared to 49.3% as of December 31, 2024.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.6 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively and $1.7 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively primarily due to a decrease in professional fees and professional liability expenses.

Total investment income was comparable at $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

Compensation expense was $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively and $1.0 million and $0.9 million for the six months ended June 30, 2025 and 2024 respectively, due to the officer bonuses related to dispositions.

Professional fees were $0.2 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively and $0.6 million and $0.9 million for the six months ended June 2025 and 2024, respectively.

Transaction costs, relating to the issuance of a convertible promissory note described in Note 5 of the financial statement footnotes above were $0.3 million for the six months ended June 30, 2025 as compared to $0 for the six months ended June 30, 2024.

General and administrative expenses were comparable and were $0.1 million for the three months ended June 30, 2025 and 2024 and $0.1 million for the six months ended June 30, 2025 and 2024.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the six months ended June 30, 2025, we recorded a decrease of $0.7 million in fair value of our equity holding in Morgan E&P, LLC (“Morgan”).

On February 10, 2025, we purchased from General Enterprise Ventures, Inc., a developer of fire suppression products (“GEVI”), a 1-year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“GEVI Note”). Contemporaneously with the purchase of the GEVI Note, the Fund also received a common stock purchase warrant (“GEVI Warrant”) to acquire an aggregate of 1,875,000 shares of GEVI common stock at an exercise price of $0.50 per share. The shares of GEVI are publicly traded and, as of June 30, 2025, the closing trading price of GEVI shares was $1.95 as compared to $1.20 at March 31, 2025. Accordingly, during the three months ended June 30, 2025, we recorded an increase of $2.8 million in the fair value of the GEVI Note and a $2.0 million increase in the fair value of the GEVI Warrant.

On March 3, 2025, we sold Equus Energy to North American Energy Opportunities Corp., a developer of upstream oil and gas assets (“NAEOC”). The consideration provided by NAEOC consisted of $1.25 million in cash and 27,500 shares of preferred stock, redeemable within 6 months of the date of issuance at $100.00 per share based upon fulfillment of certain conditions.

At March 31, 2025, we valued our preferred stock in NAEOC at $2.7 million. Because the conditions to redemption of the preferred stock have not yet been fulfilled, we recorded a decrease of $2.7 million in the fair value of this investment during the three months ended June 30, 2025.

During the six months ended June 30, 2025, with respect to our holding in Equus Energy, LLC, we recorded a reversal of the unrealized depreciation of $4.1 million of the fair value of this investment.

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

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

On July 1, 2025, the Fund’s Board of Directors approved the issuance of an aggregate of 419,523 restricted shares of Equus common stock pursuant to the Fund’s 2016 Equity Incentive Plan. As of the filing date of this Report on Form 10-Q, such shares have not yet been issued.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financing Reporting Existing as June 30, 2025

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the previously disclosed material weakness relating to the Fund’s controls relating to the design and operation of management review over the valuation of the Fund’s portfolio investment, including management’s review procedures over the completeness and accuracy of the underlying data and information supplied to third parties assisting management by recommending a range of reasonable fair values continued to exist as of June 30, 2025.

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

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Dated: August 15, 2025

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

