Form 10-Q
period 2025-09-30
EQUUS TOTAL RETURN, INC.
filed 2025-11-20
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

 There were 13,966,696 shares of the registrant’s common stock, $.001 par value, outstanding, as of September 30, 2025.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	September 30, 2025	December 31, 2024

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,500 and $18,611, respectively)	$22,850	$27,500
Non-affiliate investments (cost at $1,594 and $0, respectively)	5,178	—
Total investments in portfolio securities at fair value	28,028	27,500
Cash and cash equivalents	329	262
Accounts receivable from affiliates	580	678
Accrued interest	2,426	1,470
Other assets	38	26
Total assets	31,401	29,936
Liabilities and net assets
Accounts payable	258	332
Accrued compensation	4	1
Accounts payable to related parties	985	93
Notes payable	1,932	—
Warrant liability, at fair value	1,718	—
Total liabilities	4,897	426

Commitments and contingencies (See Note 2)

Net assets

Common stock, $.001 par value per share; 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024, and 13,966,696 and 13,586,173 shares outstanding as of September 30, 2025 and December 31, 2024, respectively

Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024

Common stock, par value	$14	$14
Capital in excess of par value	76,023	74,785
Accumulated deficit	(49,533)	(45,289)
Total net assets	$26,504	$29,510
Shares of common stock issued and outstanding, $.001 par value, 100,000,000 and 50,000,000 shares authorized, respectively	13,967	13,586
Net asset value per share	$1.90	$2.17

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Investment income:
Control investments	$322	$322	$956	$924
Non-affiliate investments	34	—	$94	—
Total investment income	356	322	1,050	924
Interest income	—	12	1	24
Total investment income	356	334	1,051	948

Expenses:
Compensation expense	920	429	1,923	1,334
Professional fees	258	238	840	1,172
Transaction costs	—	—	307	—
Professional liability expenses	—	141	80	439
Director fees and expenses	81	76	259	255
General and administrative expenses	42	40	149	136
Mailing, printing and other expenses	33	25	98	106
Taxes	6	5	19	30
Interest expense	412	63	492	129
Total expenses	1,752	1,017	4,167	3,601

Net investment loss	(1,396)	(683)	(3,116)	(2,653)

Net realized loss (gain):
Control investments	—	—	(4,111)	—
Non-affiliate investments	(2,750)	—	(2,750)	—
Other	—	—	(155)	—
U.S. Treasury Bills	—	56	—	131
Net realized (loss) gain	(2,750)	56	(7,016)	131

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	—	(9,000)	3,461	(5,600)
Non-affiliate investments	(2,797)	—	3,585	—
Net change in net unrealized appreciation (depreciation) of portfolio securities	(2,797)	(9,000)	7,046	(5,600)

Net change in net unrealized depreciation of warrant liability	(1,158)	—	(1,158)	—

Net decrease in net assets resulting from operations	$(8,101)	$(9,627)	$(4,244)	$(8,122)

Net decrease in net assets resulting from operations per share:
Basic	$(0.59)	$(0.70)	$(0.31)	$(0.59)
Diluted	$(0.59)	$(0.70)	$(0.31)	$(0.59)
Weighted average shares outstanding:
Basic	13,681	13,586	13,618	13,586
Diluted	13,681	13,586	13,618	13,586

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2025	13,586	$14	$74,785	$(45,289)	$29,510

Issuance of warrants			744		744

Net increase in net assets resulting from operations	—	—	—	3,943	3,943

Balances as of March 31, 2025	13,586	14	75,529	(41,346)	34,197

Net decrease in net assets resulting from operations	—	—	—	(86)	(86)

Balances as of June 30, 2025	13,586	14	75,529	(41,432)	34,111

Share-based incentive compensation	381		932		932

Reclassification of warrants			(438)		(438)

Net decrease in net assets resulting from operations	—	—	—	(8,101)	(8,101)

Balances as of September 30, 2025	13,967	$14	$76,023	$(49,533)	$26,504

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2024	13,586	$14	$74,785	$(26,512)	$48,287

Net decrease in net assets resulting from operations	—	—	—	(2,395)	(2,395)

Balances as of March 31, 2024	13,586	14	74,785	(28,907)	45,892

Net increase in net assets resulting from operations	—	—	—	3,900	3,900

Balances as of June 30, 2024	13,586	14	74,785	(25,007)	49,792

Net decrease in net assets resulting from operations	—	—	—	(9,627)	(9,627)

Balances as of September 30, 2024	13,586	$14	$74,785	$(34,634)	$40,165

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in thousands)	2025	2024
Cash flow from operating activities:
Net decrease in net assets resulting from operations	$(4,244)	$(8,122)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss:
Control investments	4,111	—
Non-affiliate investments	2,750	—
Other	155	—
U.S. Treasury Bills	—	(131)
Net change in unrealized (appreciation) depreciation of portfolio securities:
Control investments	(3,461)	5,600
Non-affiliate investments	(3,585)	—
Net change in unrealized depreciation on warrant liability	1,158
Share-based incentive compensation	491	—
Purchase of portfolio securities	(1,594)	(2,247)
Write-off of receivable from portfolio company	(155)	—
PIK interest payable	131	—
Amortization of debt discount	361
Transaction costs	307	—
Net proceeds from dispositions of portfolio securities	1,250	—
Purchases of U.S. Treasury bills, net	—	(9,907)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	539	(4)
Accrued interest receivable	(956)	(923)
Other assets	(12)	369
Accounts payable and accrued liabilities	(71)	50
Accounts payable to related parties	892	(7)
Net cash used in operating activities	(1,933)	(15,322)
Cash flows from financing activities:
Borrowings under margin account	—	161,907
Repayments under margin account	—	(151,869)
Issuance of notes payable and warrants liability	2,000	—
Net cash provided by financing activities	2,000	10,038
Net decrease in cash and cash equivalents	67	(5,284)
Cash and cash equivalents and restricted cash at beginning of period	262	6,983

Cash and cash equivalents and restricted cash at end of period	$329	$1,699
Supplemental disclosure of cash flow information:
Interest paid in kind on note payable	$131	$129
Income taxes paid	$19	$30

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine Months ended September 30,
	2025	2024

Investment income	$0.08	$0.07
Expenses	(0.30)	(0.26)

Net investment loss	(0.22)	(0.19)

Net realized (loss) gain	(0.51)	—
Net change in unrealized appreciation of portfolio securities	0.51	(0.40)
Net change in unrealized depreciation on warrant liability	(0.08)	—
Net decrease in net assets resulting from operations	(0.30)	(0.59)
Capital transactions:
Dilutive effect of warrants issued	0.03	—
Increase in net assets resulting from capital transactions	0.03	—
Net decrease in net assets	(0.27)	(0.59)
Net assets at beginning of period	2.17	3.55
Net assets at end of period, basic and diluted	$1.90	$2.96
Weighted average number of shares outstanding during period,
in thousands	13,618	13,586
Market price per share:
Beginning of period	$1.10	$1.45
End of period	$2.25	$1.36
Selected information and ratios:
Ratio of expenses to average net assets	(14.88%)	(8.14%)
Ratio of net investment loss to average net assets	(11.13%)	(6.00%)
Ratio of net increase in net assets resulting from operations to average net assets	(15.15%)	(18.37%)
Return on net asset value	(10.19%)	(16.82%)
Total return on market price (1)	104.55%	(6.21%)

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

September 30, 2025

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Morgan E&P, Inc. Houston, TX	Energy	April 2023	Member interest (100%) (5)		—	$12,350
			12% senior secured promissory note due 5/26 (5)(6)	$10,500	10,500	10,500
					10,500	22,850
Total Control Investments: Majority-owned (represents 81.5% of total investments at fair value)					10,500	22,850
Non-Affiliate Investments: Less than 5% owned (4):
General Enterprise Ventures, Inc. Pomona, CA	Environmental	February 2025	Warrants (exercisable into 312,500 common stock) (5)	—	—	1,267
			664,041 shares common stock	—	1,594	3,911
					1,594	5,178
Total Non-Affiliate Investments (represents 18.5% of total investments at fair value)					1,594	5,178
Total Investments					$12,094	$28,028

(1)Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of September 30, 2025 none of the Fund’s total assets were considered non-qualifying assets.

(2)See Note 3 to the financial statements, Valuation of Investments.

(3)Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of such company.

(4)Non-affiliate investments are generally defined under the 1940 Act as companies in which we own less than 5% of the voting securities of such company.

(5) Level 3 Portfolio Investment.

(6) Income producing.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2025

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

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of September 30, 2025, we had invested 89.3% of our total assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of September 30, 2025, none of our investments are considered non-qualifying assets as all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 81.5% of the total value of the investments in portfolio securities as of September 30, 2025.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes one portfolio company and was 86.2% of our net asset value, 72.8% of our total assets and 81.5% of our investments in portfolio company securities (at fair value) as of September 30, 2025. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of September 30, 2025 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Limited liability company investments	$—	$12,350	46.6%
Secured and subordinated debt	10,500	10,500	39.6%
Warrants	—	1,267	4.8%
Common stock	1,594	3,911	14.8%
Total	$12,094	$28,028	105.8%

The following is a summary by industry of the Fund’s investments in portfolio securities as of September 30, 2025 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$22,850	86.2%
Environmental	5,178	19.6%
Total	$28,028	105.8%

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

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2024, we had invested 91.9% of our total assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2024, none of our investments are considered non-qualifying assets as all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 100% of the total value of the investments in portfolio securities as of December 31, 2024.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes our two portfolio companies and was 93.2% of our net asset value, 91.9% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2024. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

September 30, 2025

(Unaudited)

 (1)       Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. As of September 30, 2025, we had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, of which 13,966,696 shares of common stock and no shares of preferred stock were outstanding.

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

From time to time, we may have certain wholly-owned taxable subsidiaries (“Taxable Subsidiaries”) each of which may hold one or more portfolio investments listed on our Schedules of Investments. Although we are no longer a RIC, the purpose of these Taxable Subsidiaries is to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to requalify as a RIC and, therefore, cause us to incur federal income taxes as described above. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us obtain (or preserve, as the case may be) RIC status and the resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margin Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Impact of Economic and Geopolitical Events on the Oil and Gas Sector—Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began a rise and fall in successive quarters between the third quarters of 2023 and the fourth quarter of 2024 before experiencing a slow and steady decline from the end of 2024 and throughout 2025, and stood at $63.17 as of September 30, 2025. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and then steadily increasing each quarter thereafter until the first quarter of 2025 before declining in the second and third quarters of 2025, finishing the quarter ended September 30, 2025 at $3.12 per MMBTU. Relative oil and gas price stability has been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, Inc. holds its development rights.

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

The results of operations for the three months ended September 30, 2025 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC.

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

Cash and Cash Equivalents—As of September 30, 2025, we had cash and cash equivalents of $0.3 million.

As of December 31, 2024, we had cash and cash equivalents of $0.3 million.

Dividends—So long as we remain a BDC, we will pay out net investment income and/or realized net capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. We had no follow-on commitments as of September 30, 2025.

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

Certain Risks and Uncertainties and Going Concern—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the third quarter of 2025, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

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

Our cash and cash equivalents totaled $0.3 million as of September 30, 2025. We do not currently have the necessary cash on hand and/or projected future cash flows to fund our operating activities. It is possible the Fund will require loans, capital investment from one or more sources, or will be required to dispose of certain of its portfolio investments, to cover a potential cash shortfall. The Fund does not presently have any existing commitments to fund any such shortfall, should it occur, and cannot guarantee that it will be able to execute on such plans in the future. Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

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

Investments for which prices are not observable are generally private investments in the debt and equity securities of operating companies. A primary valuation method used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including comparing the latest arm’s length or market transactions involving the subject security to the selected benchmark credit spread, assumed growth rate (in cash flows), and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. In the case of our investment in Morgan E&P, Inc. (“Morgan”), we also examine acreage values in comparable transactions and assess the impact upon the working interests held by Morgan. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. In the case of our holding of shares and warrants in General Enterprise Ventures, Inc. (“GEVI”), we examined the trading price of the GEVI shares on the relevant measurement date and, in the case of the warrants, employed a Black-Scholes analysis with a 2-year stock variance to determine value.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the three months ended September 30, 2025 and for the year ended December 31, 2024.

As of September 30, 2025, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of September 30, 2025
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$22,850	$—	$—	$22,850
Non-affiliate investments	5,178	—	3,911	1,267
Total investments	$28,028	$—	$3,911	$24,117

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

The following table provides a reconciliation of fair value changes during the three and nine months ended September 30, 2025 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2025	$27,500	$—	$—	$27,500
Sale of portfolio securities	(4,000)	—	—	(4,000)
Purchases of portfolio securities	—	—	2,750	2,750
Change in unrealized appreciation	1,000	—	1,208	2,208
Fair value as of March 31, 2025	24,500	—	3,958	28,458
Change in unrealized appreciation	(1,650)	—	(639)	(2,289)
Fair value as of June 30, 2025	22,850	—	3,319	26,169
Change in unrealized appreciation	—	—	(2,052)	(2,052)
Fair value as of September 30, 2025	$22,850	$—	$1,267	$24,117

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2025 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Limited liability company investments
		Guideline Public Company Method	Proved Reserve Multiple	6,212x	7,133x	6,673x
			Daily Production Multiple	26,897x	28,476x	27,687x
Morgan E&P, Inc.	12,350	Guideline Transaction Method	Proved Reserve Multiple	5,304x	8,969x	7,137x
			Daily Production Multiple	22,297x	36,221x	29,259x
		Discounted Cash Flow	Discount Rate	10.8%	11.6%	11.2%

Senior debt
Morgan E&P, Inc.	10,500	Yield analysis	Company specific yield	10.40%	12.0%	11.2%

Warrant
General Enterprise Ventures, Inc.	1,267	Black-Scholes	Volatility	3.0%	38.0%	20.5%

	24,117

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,000	$4,000	$1,784
Equus Energy, LLC	$ 4,000	Guideline Transaction Method	Proved Reserve Multiple	6.2x	10.8x	8.65x
			Daily Production Multiple	24,921.7x	45,307.1x	40,787.19x
		Discounted Cash Flow	Discount Rate	10.9%	10.9%	10.9%
		Transaction Price		$4,000	$4,000	$4,000

		Guideline Public Company Method	Proved Reserve Multiple	6,415x	7,342x	6,878.5x
			Daily Production Multiple	29,948x	40,946x	35,447x
Morgan E&P, Inc.	13,000	Guideline Transaction Method	Proved Reserve Multiple	5,304x	8,786x	7,045x
			Daily Production Multiple	22,297x	32,595x	27,446x
		Discounted Cash Flow	Discount Rate	11.7%	12.6%	12.15%

Senior debt
Morgan E&P, Inc.	10,500	Yield analysis	Company specific yield	11.52%	12.0%	11.76%

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

Investment Transactions— Investment transactions are recorded at fair value on the trade date. Current-period changes in fair value of investments are reflected as a component of the net unrealized appreciation of portfolio securities on the Statements of Operations. The net change in unrealized appreciation primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses for investments sold during the period. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. As of September 30, 2025, we have no assets going through foreclosure. Realized gains and losses on investments sold are computed on a specific identification basis.

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

Earnings Per Share—Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share adjusts the basic EPS for the potential dilution that could occur if the Equus Note (1,333,333 shares) and Warrants (1,999,999 shares) were exercised or converted into common stock. The impact of the Equus Note and Warrants were anti-dilutive for the three months and nine months ended September 30, 2015 due to the net loss for the periods.

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 respectively:

(in thousands, except share and per-share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shareholders	$(8,101)	$(9,627)	$(4,244)	$(8,122)
Weighted average shares outstanding - basic	13,681	13,586	13,618	13,586
Effect of dilutive securities	—	—	$—	—
Weighted average shares outstanding - diluted	13,681	13,586	13,618	13,586
Basic earnings per share	$(0.59)	$(0.70)	$(0.31)	$(0.59)
Diluted earnings per share	$(0.59)	$(0.70)	$(0.31)	$(0.59)

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of September 30, 2025 and December 31, 2024 are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Accumulated undistributed net investment losses	$(57,896)	$(54,780)
Unrealized appreciation of portfolio securities, net	15,935	8,889
Unrealized depreciation on warrant liability	(1,158)	—
Accumulated undistributed net capital gains	(6,414)	602
Accumulated deficit	$(49,533)	$(45,289)

Taxes—Historically, the Company has filed an income tax return as a Regulated Investment Company. However, following the Company’s election not to qualify as a RIC in the fourth quarter of 2024, the Company is now classified as a C corporation for income tax purposes and is subject to guidance under ASC 740, accounting for income taxes.

The Company records income taxes for interim reporting periods based on an estimated annual effective tax rate. This estimated rate is reassessed each quarter and may fluctuate due to changes in forecasted annual operating income, adjustments to the valuation allowance on deferred tax assets, and changes in actual or projected permanent book-to-tax differences. The Company’s effective tax rate for the nine months ended September 30, 2025 was 0.0%, and accordingly, no income tax expense or benefit was recorded for the quarter.

The Company records deferred tax assets to the extent the Company believes these assets will more-likely-than-not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. For the nine months ended September 30, 2025, the Company believes its deferred tax assets will more-likely-than-not be realized and has recorded a valuation allowance against its net deferred tax assets.

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted. Key provisions of the Act affecting the Company include: (i) a permanent reduction in the corporate tax rate, (ii) the permanent extension of 100% bonus depreciation for qualified property, and (iii) modifications to the calculation of the §163(j) business interest expense limitation.

In accordance with ASC 740, the Company recognized the effects of the new tax law in the period of enactment. The adoption of the Act did not result in any material impact to current or deferred income tax expense for the quarter ended September 30, 2025. The Company continues to evaluate the impact of the Act on its financial statements and will update its estimates as additional guidance becomes available.

Texas margin tax applies to entities conducting business in Texas and is based on Texas-sourced taxable margin. Because the margin tax is calculated on a base that incorporates both revenue and expense elements, it is treated as an income tax under ASC 740. For the quarter ended September 30, 2025, no provision for margin tax expense has been recorded.

ASC Topic 740-10, Income Taxes, provides that a tax benefit from an uncertain position may be recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. This guidance also addresses measurement, derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company has no material uncertain tax positions in its prior or current filings

Segments—Equus operates in a single segment with a principal investment objective to maximize total return from generating current income from debt investments and current income and capital appreciation from equity and equity-related investments. The Company’s Investment Committee and Chief Executive Officer collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses net investment income as a primary GAAP profit or loss metric used in making operating decisions, which can be found on the Statement of Operations along with significant expenses. The measure of segment assets is reported on the Balance Sheets as total assets.

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

In September 2025, FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)”. The amendments in this Update address stakeholders’ concerns that the application of the definition of a derivative is too broad and should not apply to certain contracts. Topic 815, Derivatives and Hedging, establishes accounting requirements for contracts that meet the characteristics-based definition of a derivative and are not otherwise excluded from the Topic’s scope. Because of the broad application of the definition of a derivative, many types of contracts are being evaluated and potentially accounted for as derivatives. The amendments in this Update exclude from derivative accounting nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. This update will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Fund is currently evaluating the impact of this standard on the financial statements.

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

Accounts payable to related parties were $1.0 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The Fund has $1,932,000 and $0 in convertible notes payable as of September 30, 2025, and December 31, 2024, respectively.

The balances as of September 30, 2025 were as follows:

	Carrying amount	Collateral	Issue date	Maturity date	Conversion price	Conversion shares
About Investment, Ltd	$1,932,000(a)	(b)	2/7/2025	2/7/2026	$1.50	1,999,999

(a)	Including accrued interest of $131,000 as of September 30, 2025.

(b)	Collateral for the Equus Note consists of the Fund’s holdings in General Enterprise Ventures, Inc. as shown in the Schedule of Investments.

The net carrying amount of the liability and equity components of the Note was as follows:

September 30, 2025
Note liability component:
Principal	$2,000,000
PIK’d interest	131,111
Debt discount	(199,111)
Net carrying amount	$1,932,000

Interest expense recognized related to the convertible note for the nine months ended September 30, 2025 and 2024 was $131,000 and $0, respectively.

Stock Purchase Warrants

Contemporaneously with the issuance of the Equus Note, the Fund also issued two common stock purchase warrants (collectively, the “Warrants”) to acquire an aggregate of 1,999,999 shares of the Fund’s common stock at an exercise price of $1.50 per share of which 1,333,333 were issued to the holder of the Equus Note.

Initially, the Fund would account for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. However, during the quarter ended September 30, 2025 we concluded since the terms of the Warrants issued to the Equus Note holder may be modified by the holder thereof in the event of the subsequent issuance of Equus securities with terms deemed by such holders to be more favorable than the Warrants, we should account for the Warrants as a liability. Accordingly, we recorded an immaterial out-of-period adjustment to reclassify the initial value of the warrants of $437,500 from APIC to warrant liability and a write up to its absolute initial value of $560,000 and to record the subsequent change in fair value, which was unrealized appreciation of approximately $235,000 from inception to March 31, 2025 and unrealized depreciation of approximately $495,000 for the three months ended June 30, 2025. During the three months ended September 30, 2025 the warrants had an unrealized depreciation of approximately $898,000, for a cumulative year to date unrealized depreciation of $1,158,142 at September 30, 2025.

Subsequent to reclassification of the Warrants as described above, the Fund accounts for the Warrants as a liability under fair value Level 3 hierarchy, using a Black-Scholes option pricing model. The assumptions used to measure the fair value as of September 30, 2025 under this model include the following:

Stock price	$2.25
Exercise price	$1.50
Expected volatility	51.0%
Expected term (years)	4.35
Risk free rate	3.71%
Dividend yield	0.0%

The net carrying amount of the liability related to the Warrants was as follows:

September 30, 2025
Warrant liability component:
Warrant at inception	$ 560,000
Unrealized depreciation on warrant liability	1,158,142
Net carrying amount of the warrant liability	$ 1,718,142

(6)       Portfolio Securities

In the first nine months of 2025, we completed the following investment transactions:

New Portfolio Investment. On February 10, 2025, we purchased from General Enterprise Ventures, Inc., a developer of fire suppression products (“GEVI”), a 1-year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“GEVI Note”). The GEVI Note is convertible into shares of GEVI’s common stock at a conversion price of $0.40 per share. Contemporaneously with the purchase of the GEVI Note, the Fund also received a common stock purchase warrant to acquire an aggregate of 1,875,000 shares of GEVI common stock at an exercise price of $0.50 per share (“GEVI Warrant”). On August 28, 2025, GEVI effected a 1-for-6 reverse split of its outstanding shares, which therefore increased the exercise price of the GEVI Warrant to $3.00 per share and reduced the number of shares subject to the GEVI Warrant to 312,500 shares. On September 22, 2025, we converted the GEVI Note, inclusive of $1.5 million in principal and $93,699 in interest, as accrued, into an aggregate of 664,041 post reverse-split shares of GEVI common stock. The shares of GEVI are publicly traded over the counter on the pink-sheets and, as of September 30, 2025, the closing trading price of GEVI shares was $5.89 per share ($0.98 on a pre-split basis) as compared to $11.70 per share ($1.95 on a pre-split basis) at June 30, 2025. Accordingly, during the three months ended September 30, 2025, we recorded a decrease of $3.4 million in the fair value of the GEVI Note and a $2.0 million decrease in the fair value of the GEVI Warrant.

Sale of Equus Energy. On March 3, 2025, we sold Equus Energy to North American Energy Opportunities Corp., a developer of upstream oil and gas assets (“NAEOC”). The consideration provided by NAEOC consisted of $1.25 million in cash and 27,500 shares of preferred stock, redeemable within 6 months of the date of issuance at $100.00 per share based upon fulfillment of certain conditions. The redemption conditions were not fulfilled by the 6-month deadline and, accordingly, at September 30, 2025, we valued the NAEOC preferred stock at $0 and realized a loss of $2.7 million.

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

(8)       2016 Equity Incentive Plan

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Incentive Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. These awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. These were fully vested as of September 30, 2020. During the quarter ended September 30, 2025, we awarded an additional 380,523 shares of restricted stock under the Incentive Plan to officers of the Fund and to consultants of Morgan. These awards were fully vested at the grant date. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In the case of the most recent awards under the Incentive Plan which were fully-vested, we recognized share-based compensation expense on the date of grant, based on the number of restricted shares awarded and our closing trading price per share on such date.

(9)       Morgan E&P, Inc.

Morgan E&P, Inc. (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. On September 5, 2025, Morgan converted to a Delaware corporation. On May 22, 2023, Morgan completed the acquisition of 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota, and acquired approximately 1,100 additional acres on September 26, 2023. During the second quarter of 2024, Morgan acquired an additional 810 net acres proximate to its existing holdings. The acreage and associated mineral rights were acquired from Pro Energy I LLC (“Pro Energy”) who received a carried working interest of 20% in the acquired acreage.

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

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. In February 2024, we increased the total amount of the facility to $10.5 million. As of September 30, 2025, the facility had been fully-drawn.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Morgan have been prepared on a going concern basis, which contemplates the near-term sale of quantities of oil and gas, realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Morgan be unable to continue as a going concern. As of September 30, 2025, Morgan does not have sufficient cash resources to fund its present operations. Morgan is presently seeking external financing to enable it to continue operations over the twelve months from the date of this quarterly report, but we cannot assure you that Morgan will be successful in doing so, or that such endeavors will generate sufficient liquidity to enable Morgan to continue operations over the next twelve months. These factors raise substantial doubt about Morgan’s ability to continue as a going concern.

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

Below is summarized unaudited condensed financial information for Morgan E&P, Inc. as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024, respectively, (in thousands):

MORGAN E&P, INC.

Unaudited Condensed Balance Sheet

	September 30, 2025	December 31, 2024
Assets:
Cash	$7	$15
Revenue receivables	575	343
Joint interest billing receivables	1,924	1,738
Other receivables	29	2
Prepaids and other current assets	33	35
Current assets	2,568	2,133

Property, plant and equipment
Oil and gas properties, net - full cost method	6,922	6,959
Other property, plant and equipment, net	26	34
Total property, plant and equipment - net	6,948	6,993

Other noncurrent assets
Operating lease right-of-use assets, net	196	227
Total noncurrent assets	196	227

Total assets	$9,712	$9,353

Liabilities and Shareholder's Equity:

Current liabilities
Accounts payable	$6,124	$6,656
Revenue payable	214	319
Short-term loan payable	2,933	—
Current portion of operating lease liabilities	52	47
Due to parent	580	550
Note payable - Due to parent	10,500	10,500
Accrued liabilities	3,228	3,162
Total current liabilities	23,631	10,734

Long-term liabilities
Asset retirement obligations	4	4
Long-term operating lease liabilities	168	207
Long-term accrued liabilities - Due to parent	2,427	1,471
Total long-term liabilities	2,599	12,182
Total liabilities	26,230	22,916

Retained earnings - beginning of year	(13,563)	(1,804)
Current year deficit	(2,955)	(11,759)
Shareholder's equity	(16,518)	(13,563)

Total liabilities and shareholder's equity	$9,712	$9,353

MORGAN E&P, INC.

Unaudited Condensed Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Oil and gas revenue	67	173	271	2,639

Operating costs and expenses
Lease operating	589	380	645	2,377
Production and ad valorem taxes	6	19	24	254
Marketing, transportation and gathering	8	4	24	82
Depreciation, depletion, and amortization	17	32	81	530
General and administrative	933	617	1,458	1,754
Total operating costs and expenses	1,553	1,052	2,232	4,997
Loss from operations	(1,486)	(879)	(1,961)	(2,358)
Other income (expense)
Interest income	—	—	—	6
Other income	10	—	10	—
Interest expense	(370)	(317)	(1,004)	(925)
Total other income (expense), net	(360)	(317)	(994)	(919)
Net loss	$(1,846)	$(1,196)	$(2,955)	$(3,277)

MORGAN E&P, INC.

Unaudited Condensed Statement of Cash Flows

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,955)	$(3,277)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation, depletion, amortization	80	530
Amortization of right-of-use asset	31	33
Changes in operating assets and liabilities:
Revenue receivables	(232)	181
Joint interest billing receivables	(186)	969
Prepaids and other current assets	(25)	(35)
Accounts payable	(502)	2,613
Revenue payable	(105)	524
Prepayments from working interest owners	—	(122)
Due to parent	1,368	4
Payment of operating lease liability	(34)	(17)
Accrued liabilities	39	(576)
Long Term Accrued liabilities - due to parent	956	924
Net cash provided by operating activities	(1,565)	1,751

Cash flows from investing activities:
Additions to oil and gas properties	(30)	(6,439)
Net cash used in investing activities	(30)	(6,439)

Cash flows from financing activities:
Proceeds from short-term loan payable due Mill City Ventures	3,000	—
Deferred financing costs - ST loan payable due Mill City	(75)	—
Repayment of Note payable	(1,338)	—
Proceeds from Note payable - Due to parent	—	2,247
Net cash provided by financing activities	1,587	2,247

Net change in cash	(8)	(2,441)
Cash at beginning of period	15	2,441

Cash at end of period	7	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for interest:	$41	$—
Non-cash investing and financing activities
Changes in capital accounts payable and capital accruals	(5)	4,888

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unproved properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration costs. The Company excludes these costs until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed at least annually to determine if impairment has occurred. The amount of any evaluated or impaired oil and natural gas properties is transferred to capitalized costs being amortized. For the nine months ended September 30, 2025 and 2024, the Company transferred $0.03 million and $1.5 million, respectively, to the full cost pool.

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

Income Taxes— Morgan was a single-member limited liability company that had elected to be taxed as a C Corporation under Subchapter C of the Internal Revenue Code from inception. Although Morgan later converted to a corporation, its federal tax treatment remained unchanged because of the original election. For state tax purposes, Morgan will file a combined Texas margin tax filing with its direct parent, Equus Total Return, Inc., and its related affiliates.

Morgan records income taxes for interim reporting periods based on an estimated annual effective tax rate. This estimated rate is reassessed each quarter and may fluctuate due to changes in forecasted annual operating income, adjustments to the valuation allowance on deferred tax assets, and changes in actual or projected permanent book-to-tax differences. Morgan’s effective tax rate for the nine months ended September 30, 2025 was 0.0%, and accordingly, no income tax expense or benefit was recorded for the quarter.

Morgan records deferred tax assets to the extent Morgan believes these assets will more-likely-than-not be realized. In making such determinations, Morgan considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event Morgan were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes. . For the nine months ended September 30, 2025, the Company believes its deferred tax assets will more-likely-than-not be realized and has recorded a valuation allowance against its net deferred tax assets.

On July 4, 2025, Public Law No. 119-21, the Act was signed into law by the U.S. government. Key provisions of the Act effecting Morgan include: (i) the permanent reduction of the corporate tax rate, (ii) the permanent extension of 100% bonus depreciation for qualified property, and (iii) modifications to the calculation for excess business interest expense limitation under § 163(j) to adjusted taxable income calculation on the business interest expense limitation.

In accordance with ASC 740, Morgan has recognized the effects of the new tax law in the period of enactment. The adoption of the Act did not result in any material impact to current or deferred income tax expense for the quarter ended September 30, 2025. Morgan continues to evaluate the impact of the Act on its financial statements and will update its estimates as additional guidance becomes available.

ASC Topic 740-10, Income Taxes, provides that a tax benefit from an uncertain position may be recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. This guidance also addresses measurement, derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. Morgan has no material uncertain tax positions in its prior or current filings

Asset Retirement Obligations—The fair value of asset retirement obligations are recorded in the period in which they are incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The fair value of the asset retirement obligation is measured using expected future cash outflows discounted at Morgan’s credit- adjusted risk-free interest rate. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Morgan’s asset retirement obligation fair value estimate since a reasonable estimate could not be made. The liability is accreted to its then present value each period, and the capitalized cost is depleted or amortized over the estimated recoverable reserves using the units-of-production method. If the obligation is settled for other than the carrying amount of the liability, the Company will record the difference to the full cost pool.

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

Financing

On August 14, 2025, Morgan secured a $3 million loan facility, the proceeds of which were used to fund near-term drilling and work-over operations in the Bakken Shale formation of North Dakota’s Williston Basin on two existing but non-producing wells owned by Morgan.

(10)	Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting no subsequent event.

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

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. These awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. During the quarter ended September 30, 2025, we awarded an additional 380,523 shares of restricted stock under the Incentive Plan. As of September 30, 2020, all awards granted under the Incentive Plan, including the new awards recently granted, were fully-vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In the case of the most recent awards under the Incentive Plan which were fully-vested, we recognized share-based compensation expense on the date of grant, based on the number of restricted shares awarded and our closing trading price per share on such date.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.

 Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. Beginning in the second quarter of 2022, crude prices began a steady decline following increases that were largely due to increased post-Covid demand and the buildup and subsequent invasion of Ukraine by Russian forces. Prices began a rise and fall in successive quarters between the third quarters of 2023 and the fourth quarter of 2024 before experiencing a slow and steady decline from the end of 2024 and throughout 2025, and stood at $63.17 as of September 30, 2025. Natural gas prices experienced high volatility in 2022 before collapsing in 2023 and then steadily increasing each quarter thereafter until the first quarter of 2025 before declining in the second and third quarters of 2025, finishing the quarter ended September 30, 2025 at $3.12 per MMBTU. Relative oil and gas price stability has been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, Inc. holds its development rights.

The U.S. Economy. U.S. GDP is expected to increase at an annualized rate of 3.9% for the third quarter of 2025 as compared to an increase of 3.8% for the second quarter of 2025 and a 0.5% contraction in the first quarter of the year. Actual GDP results for the third quarter of 2025 have been delayed due to the shutdown of the federal government. Consensus estimates for the third quarter of 2025 have varied significantly, but the actual growth rate is expected to be almost a full percentage point higher than the third quarter of 2024 which saw annualized GDP growth of 2.8%. The principal drivers of the increases over the second and third quarters of 2025 were consumer spending and gains in private-sector activity, including manufacturing and auto output. The Congressional Budget Office continues to project full-year GDP growth of 1.9% for 2025, with a modest slowdown to 1.8% in 2026. (Sources: Federal Reserve Bank of Atlanta; Bureau of Economic Analysis; The Congressional Budget Office).

Employment and Housing. The U.S. added an estimated 57,000 jobs in October 2025 after a relatively weak third quarter in which job growth averaged just 37,000 per month—almost as slow as the 35,000 per month averaged in the second quarter of 2025 which was the slowest hiring pace since early 2020. The unemployment rate in October 2025 held relatively steady at 4.3%, unchanged from September and August 2025. The labor force participation rate also held steady at 62.3% as of August 31, 2025 which remained relatively unchanged from the end of the second quarter of 2025. The Congressional Budget Office now projects the unemployment rate for the fourth quarter of 2025 will increase to 4.5 before tapering to 4.2% for 2026 and 4.4% for 2027. Persistently high borrowing costs relative to the pandemic lows continue to suppress sales volumes of both new and existing homes, with existing home sales presently at only 2.8% of available inventory, its lowest level in decades. Despite these headwinds, mid-level home prices have continued to rise, outpacing inflation and driven by constrained supply. Conflicting economic signals—such as stable unemployment amid weak job creation and negative revisions—have kept mortgage rates elevated, with the 30-year fixed rate averaging 6.25% in October 2025. Acquisition and refinancing activity is unlikely to rebound meaningfully until early 2026 (Sources: Federal Reserve Bank of Chicago; Bureau of Labor Statistics; Congressional Budget Office).

Consumer Prices. After experiencing substantial increases in 2022 and into 2023, consumer price growth continued to moderate through 2024 and into the first nine months of 2025. As of October 2025, the consumer price index was up 3.0% over the previous 12-month period, up from 2.9% in September and August 2025, marking the ninth consecutive quarter of relatively stable inflation. Consensus estimates for the remainder of 2025 are that inflation will remain consistent with the previous 10 months of the year. Thus far, the effect of the current administration’s tariff policy remains muted, but many analysts still anticipate upward pressure on prices, with inflation expected to accelerate in 2026. (Sources: Bureau of Economic Analysis; Bureau of Labor Statistics; Morgan Stanley Research; Goldman Sachs).

Interest Rates. Principally as a response to weaker employment figures and restrained inflation, the Federal Reserve cut interest rates in each of the FOMC’s September and October 2025 meetings by 25 basis points each time, with the federal funds rate range now down to between 3.75% and 4.00%. However, the Federal Reserve Chair declined to signal its intention to further reduce rates in its upcoming December 2025 meeting. Given the uncertainty regarding the U.S. economy and the effect of current tariff policy, commentators are mixed in forecasting further rate cuts in late 2025 or early 2026. (Sources: The Wall Street Journal; The Federal Reserve Board).

Mergers and Acquisitions. Global merger and acquisition activity in the quarter ended September 30, 2025 has rebounded significantly, with total transaction value up 234% as compared to the third quarter of 2024 and substantial increases in large deal volume in the third quarter of 2025 as compared to the third quarter of 2024. Merger and acquisition activity and transaction values in September 2025 were up 41% and 110%, respectively, as compared to September 2024 activity increasing 41% in September 2025 as compared to September 2025. Technology, energy, life sciences, and telecommunications represented the sectors which experienced the most significant increases in deal activity during the third quarter of 2025. Heading into 2026, expectations for increased consolidation remain high, driven largely by transactions in the technology sector, especially in AI, cloud infrastructure, and financial services. (Sources: Ernst & Young; Bloomberg).

Private Equity. Private equity activity during the first half of 2025 continued a softening trend which began in the fourth quarter 2024. However, beginning in August 2025 and continuing through the end of September 2025, private equity activity increased sharply as compared to the first half of the year, with PE funds contributing substantially to the rise in mergers and acquisition activity described above. Overall, PE transactions increased 28% in the third quarter of 2025 as compared to the second quarter of 2025, and 38% as compared to the third quarter of 2024. PE fundraising trends, however, remained subdued, extending the three-year decline that began in 2022, as limited partners exercised greater caution amid macroeconomic uncertainty. Despite persistent uncertainty surrounding global trade policies and interest rate trajectories, analysts now project an 8% increase in total private equity activity for all of 2025 compared to 2024 and a further increase of 5% in 2026. (Sources: Foley & Lardner; Ernst & Young).

During the nine months ended September 30, 2025, our net asset value decreased from $2.17 per share to $1.90 per share, a decrease of 12.4%. As of September 30, 2025, our common stock is trading at a 15.6% premium to our net asset value as compared to 49.3% discount to our net asset value as of December 31, 2024.

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

Results of Operations

Investment Income and Expense

Net investment loss was $1.4 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $3.1 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively, primarily due to an increase in compensation expense due additional shares issued under the equity incentive plan and an increase in interest expense related to the amortization of the debt discount, offset by a decrease in professional liability expenses.

Total investment income was comparable at $0.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Compensation expense was $0.9 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively and $1.9 million and $1.3 million for the nine months ended September 30, 2025 and 2024 respectively, due to the officer bonuses related to dispositions and shares issued under the Equity Incentive Plan.

Professional fees were $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively and $0.8 million and $1.2 million for the nine months ended September 2025 and 2024, respectively.

Transaction costs, relating to the issuance of a convertible promissory note described in Note 5 of the financial statement footnotes above were $0.3 million for the nine months ended September 30, 2025 as compared to $0 for the nine months ended September 30, 2024.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the nine months ended September 30, 2025, we recorded a decrease of $0.7 million in fair value of our equity holding in Morgan E&P, Inc. (“Morgan”).

On February 10, 2025, we purchased from General Enterprise Ventures, Inc., a developer of fire suppression products (“GEVI”), a 1-year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“GEVI Note”). Contemporaneously with the purchase of the GEVI Note, the Fund also received a common stock purchase warrant (“GEVI Warrant”) to acquire an aggregate of 1,875,000 shares of GEVI common stock at an exercise price of $0.50 per share. On August 28, 2025, GEVI effected a 1-for-6 reverse split of its outstanding shares, which therefore increased the exercise price of the GEVI Warrant to $3.00 per share and reduced the number of shares subject to the GEVI Warrant to 312,500 shares. On September 22, 2025, we converted the GEVI Note, inclusive of $1.5 million in principal and $93,699 in interest, as accrued, into an aggregate of 664,041 post reverse-split shares of GEVI common stock. The shares of GEVI are publicly traded and, as of September 30, 2025, the closing trading price of GEVI shares was $5.89 per share ($0.98 on a pre-split basis) as compared to $11.70 per share ($1.95 on a pre-split basis) at June 30, 2025. Accordingly, during the three months ended September 30, 2025, we recorded a decrease of $3.4 million in the fair value of the GEVI Note and a $2.0 million decrease in the fair value of the GEVI Warrant.

On March 3, 2025, we sold Equus Energy to North American Energy Opportunities Corp., a developer of upstream oil and gas assets (“NAEOC”). The consideration provided by NAEOC consisted of $1.25 million in cash and 27,500 shares of preferred stock, redeemable within 6 months of the date of issuance at $100.00 per share based upon fulfillment of certain conditions. The redemption conditions were not fulfilled by the 6-month deadline and, accordingly, at September 30, 2025, we valued the NAEOC preferred stock at $0.

At March 31, 2025, we valued our preferred stock in NAEOC at $2.7 million. Because the conditions to redemption of the preferred stock were not fulfilled by the redemption deadline of August 31, 2025, we recorded a realized loss of $2.7 million during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, with respect to our holding in Equus Energy, LLC, we recorded a reversal of the unrealized depreciation of $4.1 million of the fair value of this investment as a result of the sale of this investment.

During the nine months ended September 30, 2024, we made a $2.2 million follow-on debt investment in Morgan. During this period, we also recorded a decrease of $3.6 million in the fair value of our equity holding in Morgan. The decrease was primarily due to declines in oil prices, as well as declines in production during the period.

During the nine months ended September 30, 2024, with respect to our holding in Equus Energy, LLC, we recorded a decrease of $2.0 million in the fair value of our investment. The decrease was primarily due to the decrease in oil prices during the period.

Change in Unrealized Depreciation on Warrant Liability

During the nine months ended September 30, 2025, with respect to the warrants issued, we recognized depreciation of the warrant liability of $1.1 million.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financing Reporting Existing as September 30, 2025

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management performed an assessment of the effectiveness of the Fund’s internal control over financial reporting as of September 30, 2025, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Fund did not maintain effective internal control over financial reporting as of September 30, 2025, due to the material weaknesses described below.

A material weakness was identified in our internal control over financial reporting relating to our controls over applying technical accounting guidance to complex nonrecurring events and transactions.

Although this material weakness did not result in a material misstatement of our consolidated financial statements for the periods presented, there is a possibility that, had the material weakness continued undetected, it could have led to a material misstatement of complex non-recurring events and related disclosures. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management concluded that the previously disclosed material weakness relating to the Fund’s controls relating to the design and operation of management review over the valuation of the Fund’s portfolio investments, including management’s review procedures over the completeness and accuracy of the underlying data and information supplied to third parties assisting management by recommending a range of reasonable fair values, continued to exist as of September 30, 2025.

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

We have begun the process of, and we are focused on, enhancing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•	Working with consultants to establish controls and protocols relating applying technical accounting guidance to nonrecurring events and transactions.

•	Enhancing existing controls that address the completeness and accuracy of underlying data and information supplied to third parties assisting management in its determination of fair value and in the performance of management review controls over the valuation of the Fund’s portfolio securities; and

•	Enhancing policies and procedures to improve the precision of review and evidence of review procedures performed to demonstrate effective design and operation of such controls.

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

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Dated: November 20, 2025

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

