Form 10-Q/A
period 2024-03-31
EQUUS TOTAL RETURN, INC.
filed 2025-12-17
CIK 878932

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024 (“Original Filing”).

The sole purpose of this Amended 10-Q is to provide the required Inline XBRL tagging, which was inadvertently omitted from the Original Filing.  No other changes to the Original Filing have been made.

This Amended 10-Q does not reflect events occurring after the Original Filing except as noted above.  This Amended 10-Q continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

Commitments and contingencies (See Note 2)

Net assets

Common stock, $0.001 par value per share; 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively, and 13,586,173 shares outstanding as of March 31, 2024 and December 31, 2023, respectively

Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023 respectively
Common stock, par value	$14	$14
Capital in excess of par value	74,785	74,785
Accumulated deficit	(28,907)	(26,512)
Total net assets	$45,892	$48,287
Net asset value per share	$3.38	$3.55

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Investment income:
Interest income:
Control investments	$283	$—
Total interest income	283	—
Interest from U.S. Treasury bills	—	6
Total investment income	283	6

Expenses:
Professional fees	567	400
Compensation expense	428	417
Professional liability expenses	150	184
Director fees and expenses	84	80
Mailing, printing and other expenses	65	22
General and administrative expenses	33	35
Taxes	14	—
Interest expense	32	1
Total expenses	1,373	1,139

Net investment loss	(1,090)	(1,133)

Net realized gain:
U.S. Treasury bills	45	2
Net realized gain	45	2
Net unrealized appreciation of portfolio securities:
Control investments	(1,350)	-

Net change in net unrealized appreciation of portfolio securities	(1,350)	—

Net increase (decrease) in net assets resulting from operations	$(2,395)	$(1,131)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.17)	$(0.08)
Weighted average shares outstanding:
Basic and diluted	13,586	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
	Number of		Capital in Excess of	Accumulated	Total Net
(in thousands)	Shares	Par Value	Par Value	Deficit	Assets

Balances as of January 1, 2023	13,518	$13	$74,685	$(39,461)	$35,237

Net decrease in net assets resulting from operations	—	—	—	(1,131)	(1,131)

Balances as of March 31, 2023	13,518	$13	$74,685	$(40,592)	$34,106

Balances as of January 1, 2024	13,586	$14	$74,785	$(26,512)	$48,287

Net decrease in net assets resulting from operations	—	—	—	(2,395)	(2,395)
Balances as of March 31, 2024	13,586	$14	$74,785	$(28,907)	$45,892

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Reconciliation of decrease in net assets resulting from operations to net cash used in operating activities:
Net decrease in net assets resulting from operations	$(2,395)	$(1,131)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
U.S. Treasury bills	(45)	(2)
Purchase of portfolio securities	(2,247)	—
Purchases of U.S. Treasury bills, net	(7,970)	(3,992)
Net change in net unrealized appreciation of portfolio securities
Control investments	1,350	-
Changes in operating assets and liabilities:
Accounts receivable from affiliates	—	(500)
Accrued interest receivable	(283)	—
Other assets	200	183
Accounts payable and accrued liabilities	(33)	(67)
Accounts payable to related parties	5	29
Net cash used in operating activities	(11,418)	(5,480)
Cash flows from financing activities:
Borrowings under margin account	52,970	9,992
Repayments under margin account	(44,955)	(5,998)
Net cash provided by financing activities	8,015	3,994
Net decrease in cash and cash equivalents	(3,404)	(1,486)
Cash and cash equivalents and restricted cash at beginning of period	6,983	19,284

Cash and cash equivalents and restricted cash at end of period	$3,580	$17,798
Supplemental disclosure of cash flow information:
Interest paid	$—	$1
Income taxes paid	$14	$—

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three months ended March 31,
	2024	2023
Investment income	$0.02	$—
Expenses	(0.09)	(0.09)
Net investment loss	(0.07)	(0.09)
Net change in net unrealized appreciate of portfolio securities	(0.10)	-

Net decrease in net assets	(0.17)	(0.09)
Net assets at beginning of period	3.55	2.61
Net assets at end of period, basic and diluted	$3.38	$2.52
Weighted average number of shares outstanding during period, in thousands	13,586	13,518
Market price per share:
Beginning of period	$1.45	$1.43
End of period	$1.46	$1.56
Selected information and ratios:
Ratio of expenses to average net assets	(2.92)%	(3.28)%
Ratio of net investment loss to average net assets	(2.31)%	(3.27)%
Ratio of net increase in net assets resulting from operations to average net assets	(5.09)%	(3.26)%
Return on net asset value	(4.96)%	(3.45)%
Total return on market price (1)	0.69%	9.09%

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

March 31, 2024

(Unaudited)

(in thousands, except share data)

Name and Location of Portfolio Company (1)	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(2)
Control Investments: Majority-owned (3):
Equus Energy, LLC (4) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$10,000
Morgan E&P, LLC (4) Houston, TX	Energy	April 2023	Member interest (100%)		—	21,250
			12% senior secured promissory note due 5/26 (5)	$10,500	10,500	10,500
					10,500	31,750
Total Control Investments: Majority-owned (represents 44.1% of total investments at fair value)					18,611	41,750
Temporary Cash Investments
U.S Treasury Bill
U.S. Treasury Bill	Government	March 2024	UST 0% 4/24	52,970	52,970	52,970
Total Temporary Cash Investments (represents 55.9% of total investments at fair value)					52,970	52,970
Total Investments					$71,591	$94,720

(1)	Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of March 31, 2024 none of the Fund’s total assets were considered non-qualifying assets.
(2)	See Note 3 to the financial statements, Valuation of Investments.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of such company.
(4)	Level 3 Portfolio Investment.
(5)	Income producing.

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS DECEMBER 31, 2023

(Unaudited)

(in thousands, except share data)

Name and Location of Portfolio Company (1)	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(2)
Control Investments: Majority-owned (3):

Equus Energy, LLC (4) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$10,000
Morgan E&P, LLC (4) Houston, TX	Energy	April 2023	Member interest (100%)		—	22,600
			12% senior secured promissory note due 5/26 (5)	$8,253	8,253	8,253
					8,253	30,853
Total Control Investments: Majority-owned (represents 47.6% of total investments at fair value)					16,364	40,853
U.S. Treasury Bills
U.S. Treasury Bill	Government	December 2023	UST 0% 1/24	44,955	44,955	44,955
Total U.S. Treasury bills (represents 52.4% of total investments at fair value)					44,955	44,955
Total Investments					$61,319	$85,808

(1)	Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of December 31, 2023 none of the Fund’s total assets were considered non-qualifying assets.
(2)	See Note 3 to the financial statements, Valuation of Investments.
(3)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of such company.
(4)	Level 3 Portfolio Investment.
(5)	Income producing.

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2024 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total

Fair value as of January 1, 2024	$40,853	$—	$—	$40,853
Purchases of portfolio securities	2,247	—	—	2,247
Changes in unrealized appreciation	(1,350)	—	—	(1,350)
Fair value as of March 31, 2024	$41,750	$—	$—	$41,750

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500		$11,000		$4,062
Equus Energy, LLC	$10,000	Guideline Transaction Method	Proved Reserve Multiple	4.4	x	10.9	x	9.1	x
			Daily Production Multiple	18,357.4	x	46,812.2	x	41,330.7	x
		Discounted Cash Flow	Discount Rate	11.1%		11.1%		11.1%
		Guideline Public Company Method	Proved Reserve Multiple	11,703	x	14,559	x	13,131	x
			Daily Production Multiple	42,832	x	57,117	x	49,975	x
Morgan E&P, LLC	21,250	Guideline Transaction Method	Proved Reserve Multiple	8,969	x	12,818	x	10,894	x
			Daily Production Multiple	34,222	x	54,498	x	44,360	x
		Discounted Cash Flow	Discount Rate	10.4%		12.1%		11.25%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Discount for lack of marketability	11.54%		12.0%		11.77%
	$41,750

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2023 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500		$11,000		$4,062
Equus Energy, LLC	$10,000	Guideline Transaction Method	Proved Reserve Multiple	4.2	x	10.9	x	9.0	x
			Daily Production Multiple	19,577.2	x	47,197.76	x	41,648.4	x
		Discounted Cash Flow	Discount Rate	12.8%		12.8%		12.8%
		Guideline Public Company Method	Proved Reserve Multiple	10,180	x	13,953	x	12,067	x
			Daily Production Multiple	44,054	x	58,025	x	51,040	x
Morgan E&P, LLC	22,600	Guideline Transaction Method	Proved Reserve Multiple	8,878	x	12,716	x	10,797	x
			Daily Production Multiple	32,565	x	59,790	x	46,178	x
		Discounted Cash Flow	Discount Rate	10.9%		12.9%		11.90%

Senior debt
Morgan E&P, LLC	8,253	Yield analysis	Discount for lack of marketability	11.13%		12.0%		11.57%
	$40,853

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
Accumulated undistributed net investment losses	$(52,555)	$(51,465)
Unrealized appreciation of portfolio securities, net	23,139	24,489
Accumulated undistributed net capital gains	509	464
Accumulated deficit	$(28,907)	$(26,512)

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
Changes in operating assets and liabilities:
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

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)

As of March 31, 2024, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day- of-the-month prices during the twelve-month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

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

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31,
2024
Cash flows from operating activities:
Net loss	$(1,440)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation, depletion, amortization	225
Amortization of right-of-use asset	17
Changes in operating assets and liabilities:
Revenue receivables	(193)
Prepaids and other current assets	(2)
Accounts payable	1,984
Revenue payable	448
Prepayments from working interest owners	(1,701)
Accrued liabilities	(760)
Long Term Accrued liabilities - due to parent	283
Net cash used in operating activities	(1,139)

Cash flows from investing activities:
Additions to oil and gas properties
Net cash used in investing activities	(3,121)
(3,121)
Cash flows from financing activities:
Proceeds from Note payable - Due to parent	2,247
Net cash provided by financing activities	2,247

Net change in cash	(2,013)
Cash at beginning of period	2,441

Cash at end of period	$428

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

(10) Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

In April, 2024, our holding in $53.0 million in U.S. Treasury Bills matured and we repaid our margin loan.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2023, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward- looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“10-K”). In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this Quarterly Report concerning our efforts to transform Equus into an operating company, as well as the coronavirus pandemic and the economic impact of the coronavirus on the Fund and our sole remaining portfolio company, as well as on oil and gas markets generally. You should not place undue reliance on these forward-looking statements. The forward- looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of March 31, 2020, all awards granted under the Incentive Plan were fully vested. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share- based compensation expense over the requisite service period, which is generally the vesting term.

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

Dated: December 17, 2025

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

