Form 10-Q/A
period 2024-06-30
EQUUS TOTAL RETURN, INC.
filed 2025-12-17
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______ to _______

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024 (“Original Filing”).

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

2

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

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

Commitments and contingencies (See Note 3)

Net assets

Common stock, $0.001 par value per share; 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively, and 13,586,173 shares outstanding as of June 30, 2024 and December 31, 2023, respectively

Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023 respectively
Common stock, par value	$14	$14
Capital in excess of par value	74,785	74,785
Accumulated deficit	(25,007)	(26,512)
Total net assets	$49,792	$48,287
Shares of common stock issued and outstanding, $0.001 par value, 100,000 and 50,000 shares authorized, respectively	13,586	13,586
Net asset value per share	$3.66	$3.55

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

As of December 31, 2023, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2023
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$40,853	$—	$—	$40,853
Total investments	40,853	—	—	40,853
U.S. Treasury bills	44,955	44,955	—	—
Total investments and U.S. Treasury bills	$85,808	$44,955	$—	$40,853

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments
Equus Energy, LLC	$10,000	Guideline Transaction Method	Acreage Value (per acre)	$1,500		$11,000		$4,062
			Proved Reserve Multiple	4.3	x	11.1	x	9.1	x
			Daily Production Multiple	18,357.4	x	47,107.0	x	41,330.7	x
		Discounted Cash Flow	Discount Rate	11.1%		11.1%		11.1%
		Guideline Public Company Method	Proved Reserve Multiple	11,170	x	13,727	x	13,131	x
			Daily Production Multiple	49,999	x	64,797	x	49,975	x
Morgan E&P, LLC	26,000	Guideline Transaction Method	Proved Reserve Multiple	9,061	x	11,758	x	10,894	x
			Daily Production Multiple	34,249	x	60,375	x	44,360	x
		Discounted Cash Flow	Discount Rate	10.4%		12.1%		11.25%

Senior debt	10,500	Yield analysis	Discount for lack of marketability	11.54%		12.0%		11.77%
Morgan E&P, LLC	$46,500

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2023 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments
Equus Energy, LLC	$10,000	Guideline Transaction Method	Acreage Value (per acre)	$1,500		$11,000		$4,062
			Proved Reserve Multiple	4.2	x	10.9	x	9.0	x
			Daily Production Multiple	19,577.2	x	47,197.76	x	41,648.4	x
		Discounted Cash Flow	Discount Rate	12.8%		12.8%		12.8%
		Guideline Public Company Method	Proved Reserve Multiple	10,180	x	13,953	x	12,067	x
			Daily Production Multiple	44,054	x	58,025	x	51,040	x
Morgan E&P, LLC	22,600	Guideline Transaction Method	Proved Reserve Multiple	8,878	x	12,716	x	10,797	x
			Daily Production Multiple	32,565	x	59,790	x	46,178	x
		Discounted Cash Flow	Discount Rate	10.9%		12.9%		11.90%

Senior debt	8,253	Yield analysis	Discount for lack of marketability	11.13%		12.0%		11.57%
Morgan E&P, LLC	$40,853

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Cash and cash equivalents at end of period	$1,878	$6,533
Restricted cash at end of period	539	450
Cash and cash equivalents and restricted cash at end of period	$2,417	$6,983

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$31	$71
Accounts receivable	192	167
Total current assets	223	238
Oil and gas properties	8,173	8,173
Less: accumulated depletion, depreciation and amortization	(8,104)	(8,097)
Net oil and gas properties	69	77
Total assets	$292	$315

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$78	$105
Due to affiliate	126	126
Total current liabilities	204	231
Asset retirement obligations	235	233
Total liabilities	439	464

Total member's deficit	(147)	(149)

Total liabilities and member's deficit	$292	$315

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

Below is summarized unaudited condensed consolidated financial information for Morgan E&P, LLC as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024, and the period from inception (April 3, 2023) through June 30, 2023, respectively, (in thousands):

MORGAN E&P, LLC

Unaudited Condensed Balance Sheet

	June 30, 2024	December 31, 2023
Assets:
Cash	$417	$2,441
Revenue receivables	571	464
Joint interest billing receivables	2,228	1,391
Other receivables	87	—
Prepaids and other current assets	47	133
Current assets	3,350	4,429

Property, plant and equipment
Oil and gas properties, net - full cost method	11,301	10,326
Other property, plant and equipment, net	40	46
Total property, plant and equipment - net	11,341	10,372

Other noncurrent assets
Operating lease right-of-use assets, net	247	270
Total noncurrent assets	247	270

Total assets	$14,938	$15,071

Liabilities and Member's Deficit:

Current liabilities
Accounts payable	$5,317	$2,372
Revenue payable	717	221
Prepayments from working interest owners	—	122
Current portion of operating lease liabilities	43	28
Due to parent	13	13
Accrued liabilities	1,171	5,383
Total current liabilities	7,261	8,139

Long-term liabilities
Asset retirement obligations	3	4
Long-term operating lease liabilities	232	254
Note payable - Due to parent	10,500	8,253
Long-term accrued liabilities - Due to parent	826	225
Total long-term liabilities	11,561	8,736
Total liabilities	18,822	16,875

Retained earnings - beginning of year	(1,804)	—
Current year deficit	(2,080)	(1,804)
Member's deficit	(3,884)	(1,804)

Total liabilities and member's deficit	$14,938	$15,071

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Operations

	Three months ended June 30,		Six months ended June 30,	From inception through June 30,
	2024	2023	2024	2023
Oil and gas revenues
Oil revenues	$1,294	$—	$2,310	$—
Gas revenues	16	—	31	—
Natural gas liquid revenues	81	—	125	—
Oil and gas revenue	1,391	—	2,466	—

Operating costs and expenses
Lease operating	628	—	1,996	—
Production and ad valorem taxes	132	—	235	—
Marketing, transportation and gathering	50	—	78	—
Depreciation, depletion, and amortization	273	—	498	—
General and administrative	624	128	1,138	128
Total operating costs and expenses	1,707	128	3,945	128
Loss from operations	(316)	(128)	(1,479)	(128)
Other income (expense)
Interest income	—	—	6	—
Interest expense	(324)	(8)	(607)	(8)
Total other income (expense), net	(324)	(8)	(601)	(8)
Net loss	$(640)	$(136)	$(2,080)	$(136)

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Cash Flows

	Six months ended June 30, 2024	From inception through June 30, 2023

Cash flows from operating activities:
Net loss	$(2,080)	(136)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation, depletion, amortization	498
Amortization of right-of-use asset	23
Changes in operating assets and liabilities:
Revenue receivables	(107)	(12)
Joint interest billing receivables	652
Prepaids and other current assets	(1)
Accounts payable	1,606	8
Revenue payable	496
Prepayments from working interest owners	(122)
Payment of operating lease liability	(7)
Accrued liabilities	(311)
Due to parent	601	13
Net cash provided by (used in) operating activities	1,248	(127)

Cash flows from investing activities:
Additions to oil and gas properties	(5,519)	(500)
Net cash used in investing activities	(5,519)	(500)

Cash flows from financing activities:
Proceeds from Note payable - Due to parent	2,247	750
Net cash provided by financing activities	2,247	750

Net change in cash	(2,024)	123
Cash at beginning of period	2,441	—

Cash at end of period	$417	$123

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

Employment and Housing. The U.S. added only 110,000 new jobs in July 2024, resulting in an increase in the unemployment rate to 4.3%, somewhat more than consensus expectations and raising concerns of a pending recession. The Congressional Budget Office is predicting a further increase to 4.7% before tapering off to 4.5% in 2025. Persistently high borrowing costs have constrained sales volumes of existing and new homes during 2023 and the first six months of 2024, although home prices continue to increase and have outpaced inflation. Recent negative economic data have resulted in downward pressure on mortgage rates, suggesting that acquisition and refinancing activity for 30- year mortgages will increase in the latter half of 2024 (Sources: Bureau of Labor Statistics; Freddie Mac).

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

___________

* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: December 17, 2025

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

