Form 10-Q/A
period 2024-09-30
EQUUS TOTAL RETURN, INC.
filed 2025-12-17
CIK 878932

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2024 (“Original Filing”).

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

2

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

(in thousands, except shares and per share amounts)	September 30,	December 31,
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $18,611 and $16,364, respectively)	$37,500	$40,853
Total investments in portfolio securities at fair value	37,500	40,853
U.S. Treasury bills	54,993	44,955
Cash and cash equivalents	1,149	6,533
Restricted cash	550	450
Accounts receivable from affiliates	143	139
Accrued interest	1,148	225
Other assets	23	392
Total assets	95,506	93,547
Liabilities and net assets
Accounts payable	250	172
Accrued compensation	1	29
Accounts payable to related parties	97	104
Borrowing under margin account	54,993	44,955
Total liabilities	55,341	45,260

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

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Investment income:
Interest income:
Control investments	$322	$32	$924	$40
Total interest income	322	32	924	40
Interest from U.S. Treasury bills	12	10	24	20
Total investment income	334	42	948	60

Expenses:
Compensation expense	429	692	1,334	1,502
Professional fees	238	202	1,172	728
Professional liability expenses	141	148	439	513
Director fees and expenses	76	75	255	258
Mailing, printing and other expenses	25	13	106	65
General and administrative expenses	40	31	136	101
Taxes	5	3	30	10
Interest expense	63	12	129	14
Total expenses	1,017	1,176	3,601	3,191

Net investment loss	(683)	(1,134)	(2,653)	(3,131)

Net realized gain:
U.S. Treasury bills	56	11	131	22
Net realized gain	56	11	131	22

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	(9,000)	8,200	(5,600)	15,000
Net change in net unrealized appreciation (depreciation) of portfolio securities	(9,000)	8,200	(5,600)	15,000

Net increase (decrease) in net assets resulting from operations	$(9,627)	$7,077	$(8,122)	11,891

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$(0.70)	$0.52	$(0.59)	$0.88
Weighted average shares outstanding:
Basic and diluted	13,586	13,518	13,586	13,518

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
	Number of	Par	Capital in Excess of	Accumulated	Total Net
(in thousands)	Shares	Value	Par Value	Deficit	Assets

Balances as of January 1, 2023	13,518	$13	$74,685	$(39,461)	$35,237

Net decrease in net assets resulting from operations	—	—	—	(1,131)	(1,131)

Balances as of March 31, 2023	13,518	$13	$74,685	$(40,592)	$34,106

Net increase in net assets resulting from operations	—	—	—	5,945	5,945

Balances as of June 30, 2023	13,518	$13	$74,685	$(34,647)	$40,051

Net increase in net assets resulting from operations	—	—	—	7,077	7,077

Balances as of September 30, 2023	13,518	$13	$74,685	$(27,570)	$47,128

Balances as of January 1, 2024	13,586	$14	$74,785	$(26,512)	$48,287

Net decrease in net assets resulting from operations	—	—	—	(2,395)	(2,395)

Balances as of March 31, 2024	13,586	$14	$74,785	$(28,907)	$45,892

Net increase in net assets resulting from operations	—	—	—	3,900	3,900

Balances as of June 30, 2024	13,586	$14	$74,785	$(25,007)	$49,792

Net decrease in net assets resulting from operations	—	—	—	(9,627)	(9,627)

Balances as of September 30, 2024	13,586	$14	$74,785	$(34,634)	$40,165

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

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended September,
	2024	2023
Investment income	$0.07	$—
Expenses	(0.26)	(0.23)
Net investment loss	(0.19)	(0.23)
Net change in unrealized appreciation (depreciation) of portfolio securities	(0.40)	1.11
Net increase (decrease) in net assets	(0.59)	0.88
Net assets at beginning of period	3.55	2.61
Net assets at end of period, basic and diluted	$2.96	$3.49
Weighted average number of shares outstanding during period, in thousands	13,586	13,518
Market price per share:
Beginning of period	$1.45	$1.43
End of period	$1.36	$1.48
Selected information and ratios:
Ratio of expenses to average net assets	(8.14)%	(7.75)%
Ratio of net investment loss to average net assets	(6.00)%	7.60%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(18.37)%	28.87%
Return on net asset value	(16.82)%	33.72%
Total return on market price (1)	(6.21)%	3.50%

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

September 30, 2024

(Unaudited)

(in thousands, except share data)

Name and Location of Portfolio Company (1)	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(2)
Control Investments: Majority-owned (3) :
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

EQUUS TOTAL RETURN, INC.

 SCHEDULE OF INVESTMENTS

 DECEMBER 31, 2023

(Unaudited)

(in thousands, except share data)

Name and Location of Portfolio Company (1)	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(2)
Control Investments: Majority-owned (3):
Equus Energy, LLC (4) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$10,000
Morgan E&P, LLC (4) Houston, TX	Energy	April 2023	Member interest (100%)		—	22,600
			12% senior secured promissory note due 5/26 (5)	$8,253	8,253	8,253
					8,253	30,853
Total Control Investments: Majority-owned (represents 47.6% of total investments at fair value)					16,364	40,853
U.S Treasury Bills
U.S. Treasury Bills	Government	December 2023	UST 0% 1/24	44,955	44,955	44,955
Total U.S. Treasury Bills (represents 52.4% of total investments at fair value)					44,955	44,955
Total Investments					$61,319	$85,808

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

As of December 31, 2023, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2023
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$40,853	$—	—	$40,853
Total investments	40,853	—	—	40,853
U.S. Treasury bills	44,955	44,955	—	—
Total investments and U.S. Treasury bills	$85,808	$44,955	$—	$40,853

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500		$10,000		$3,722
			Proved Reserve Multiple	4.6	x	11.0	x	9.1	x
Equus Energy, LLC	$8,000	Guideline Transaction Method	Daily Production Multiple	18,593.5	x	46,373.4	x	40,692.5	x
		Discounted Cash Flow	Discount Rate	11.5%		11.5%		11.5%

		Guideline Public Company Method	Proved Reserve Multiple	8,619	x	12,757	x	10,688	x
			Daily Production Multiple	49,709	x	50,123	x	49,916	x
Morgan E&P, LLC	19,000	Guideline Transaction Method	Proved Reserve Multiple	6,488	x	9,061	x	7,775	x
			Daily Production Multiple	36,221	x	42,938	x	39,580	x
		Discounted Cash Flow	Discount Rate	11.3%		12.3%		11.80%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Discount for lack of marketability	10.32%		12.0%		11.16%
	$37,500

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2023 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500		$11,000		$4,062
			Proved Reserve Multiple	4.2	x	10.9	x	9.0	x
Equus Energy, LLC	$10,000	Guideline Transaction Method	Daily Production Multiple	19,577.2	x	47,197.76	x	41,648.4	x
		Discounted Cash Flow	Discount Rate	12.8%		12.8%		12.8%

		Guideline Public	Proved Reserve Multiple	10,180	x	13,953	x	12,067	x
		Company Method	Daily Production Multiple	44,054	x	58,025	x	51,040	x
Morgan E&P, LLC	22,600	Guideline	Daily Proved Reserve Multiple	8,878	x	12,716	x	10,797	x
		Transaction Method	Production Multiple	32,565	x	59,790	x	46,178	x
		Discounted Cash Flow	Discount Rate	10.9%		12.9%		11.90%

Senior debt
Morgan E&P, LLC	8,253	Yield analysis	Discount for lack of marketability	11.13%		12.0%		11.57%
	$40.853

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
Accumulated undistributed net investment losses	$(54,118)	$(51,465)
Unrealized appreciation of portfolio securities, net	18,889	24,489
Accumulated undistributed net capital gains	595	464
Accumulated deficit	$(34,634)	$(26,512)

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

Below is summarized unaudited condensed consolidated financial information for Morgan E&P, LLC as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024, three months ended September 30, 2023 and the period from inception (April 3, 2023) through September 30, 2023, respectively, (in thousands):

MORGAN E&P, LLC

Unaudited Condensed Balance Sheet

	September 30, 2024	December 31, 2023
Assets:
Cash	$—	$2,441
Revenue receivables	283	464
Joint interest billing receivables	2,644	1,391
Other receivables	87	—
Prepaids and other current assets	81	133
Current assets	3,095	4,429

Property, plant and equipment
Oil and gas properties, net - full cost method	11,356	10,326
Other property, plant and equipment, net	37	46
Total property, plant and equipment - net	11,393	10,372

Other noncurrent assets
Operating lease right-of-use assets, net	237	270
Total noncurrent assets	237	270

Total assets	$14,725	$15,071

Liabilities and Member's Deficit:

Current liabilities
Accounts payable	$6,886	$2,372
Revenue payable	745	221
Prepayments from working interest owners	—	122
Current portion of operating lease liabilities	45	28
Due to parent	17	13
Accrued liabilities	240	5,383
Total current liabilities	7,933	8,139

Long-term liabilities
Asset retirement obligations	4	4
Long-term operating lease liabilities	220	254
Note payable - Due to parent	10,500	8,253
Long-term accrued liabilities - Due to parent	1,149	225
Total long-term liabilities	11,873	8,736
Total liabilities	19,806	16,875
Retained earnings - beginning of year	(1,804)	—
Current year deficit	(3,277)	(1,804)
Member's deficit	(5,081)	(1,804)

Total liabilities and member's deficit	$14,725	$15,071

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	From Inception April 3, 2023 thru September30,
	2024	2023	2024	2023
Oil and gas revenues
Oil revenues	$176	$—	$2,486	$—
Gas revenues	(2)	—	29	—
Natural gas liquid revenues	(1)	—	124	—
Oil and gas revenue	173	—	2,639	—

Operating costs and expenses
Lease operating	380	—	2,377	—
Production and ad valorem taxes	19	—	254	—
Marketing, transportation and gathering	4	—	82	—
Depreciation, depletion, and amortization	32	—	530	—
General and administrative	617	354	1,754	483
Total operating costs and expenses	1,052	354	4,997	483
Loss from operations	(879)	(354)	(2,358)	(483)
Other income (expense)
Interest income	—	—	6	—
Interest expense	(317)	(33)	(925)	(40)
Total other income (expense), net	(317)	(33)	(919)	(40)
Net loss	$(1,196)	$(387)	$(3,277)	$(523)

MORGAN E&P, LLC

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2024	From Inception April 3, 2023 thru September 30, 2023
Cash flows from operating activities:
Net loss	$(3,277)	$(523)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation, depletion, amortization	530	—
Amortization of right-of-use asset	33	—
Changes in operating assets and liabilities:
Revenue receivables	181	—
Joint interest billing receivables	969	—
Prepaids and other current assets	(35)	(171)
Accounts payable	2,613	163
Revenue payable	524	—
Prepayments from working interest owners	(122)	—
Due to parent	4	13
Payment of operating lease liability	(17)	—
Accrued liabilities	(576)	8
Long Term Accrued liabilities - due to parent	924	32
Net cash provided by (used in) operating activities	1,751	(478)

Cash flows from investing activities:
Additions to oil and gas properties	(6,439)	(1,387)
Acquisition of oil and gas properties	—	(500)
Additions to other property, plant and equipment	—	(22)
Net cash used in investing activities	(6,439)	(1,909)

Cash flows from financing activities:
Proceeds from Note payable - Due to parent	2,247	2,400
Net cash provided by financing activities	2,247	2,400

Net change in cash	(2,441)	13
Cash at beginning of period	2,441	—

Cash at end of period	$—	$13

Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities
Changes in capital accounts payable and capital accruals	4,888	(935)

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

We have begun the process of, and we are focused on, enhancing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•

· Enhancing existing controls that address the completeness and accuracy of underlying data and information supplied to third parties assisting management in its determination of fair value and in the performance of management review controls over the valuation of the Fund’s portfolio securities; and

•	· Enhancing policies and procedures to improve the precision of review and evidence of review procedures performed to demonstrate effective design and operation of such controls.

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

