Form 10-K/A
period 2024-12-31
EQUUS TOTAL RETURN, INC.
filed 2025-12-17
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to____

Commission File Number 814-00098

EQUUS TOTAL RETURN, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Louisiana St. 41st Floor, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

____________________________________________

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) which supersedes and replaces in its entirety the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2025 (“Original Filing”).

The sole purpose of this Amended 10-K is to provide the required Inline XBRL tagging, which was inadvertently omitted from the Original Filing.  No other changes to the Original Filing have been made.

This Amended 10-K does not reflect events occurring after the Original Filing except as noted above.  This Amended 10-K continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

4

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

Investment Strategy

Our investment strategy attempts to strike a balance between the potential for gain and the risk of loss. With respect to capital appreciation, Equus is a “growth- at-reasonable-price” investor that seeks to identify and acquire securities that meet our criteria for selling at reasonable prices. We give priority to cash producing investments wherein we invest principally in debt or preferred equity financing with the objective of generating regular interest and dividend income back to the Fund. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with a financing. Given market conditions over the past several years and the performance of our portfolio, our Management and Board believe it prudent to continue to review alternatives to refine and further clarify the current strategies.

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

Certifications

In July 2024, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, we submitted to the NYSE an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10- K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

If we withdraw the Fund’s election to be treated as a BDC, Equus will no longer be subject to regulation under the 1940 Act, which is designed to protect the interests of investors in investment companies. Specifically, our stockholders would no longer have the following protections of the 1940 Act:

•	Leverage Limits. We would no longer be subject to the requirement in Section 61 of the 1940 Act that we maintain a ratio of assets to senior securities (such as senior debt or preferred stock) of at least 150% and we would not be limited by statute or regulation to the amount of leverage we could incur.

•	Range of Investments. We would no longer be prohibited from investing in certain types of companies, such as brokerage firms, insurance, companies, and investment companies.

•	Changes in Financial Reporting. While the conversion of Equus into an operating company will enable us to consolidate the financial results of entities we control, a change in our method of accounting could also reduce the reported value of our investments in controlled privately- held companies by eliminating our ability to report an increase in the fair value of these holdings.

•	Protection of Directors and Officers. We would no longer be prohibited from protecting any director or officer against any liability to the Fund or our stockholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person’s office, although there are similar limitations under Delaware law, our Certificate of Incorporation, and our Bylaws that would still apply.

•	Fidelity Bond. We would no longer be required to provide and maintain an investment company blanket bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.

•	Director Independence. We would no longer be required to ensure that a majority of our directors are persons who are not “interested persons,” as that term is defined in the 1940 Act, and certain persons, such as investment bankers, that would be prevented from serving on our Board if we were a BDC. However, assuming we can comply with the NYSE’s listing standards for operating companies, we will remain subject to NYSE listing standards that require the majority of directors of a listed company and all members of its compensation, audit and nominating committees to be “independent” as defined under NYSE rules.

•	Affiliate Transactions. We would no longer be subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates, although we would still be subject to conflict of interest rules and governance procedures that exist under Delaware law and NYSE rules.

•	Share Issuances. We would no longer be subject to provisions of the 1940 Act restricting our ability to issue shares below NAV or in exchange for services, nor would we be restricted in issuing more than one class of equity securities or instruments that could be converted into other classes of equity securities.

•	Share Repurchases. We would no longer be restricted under the 1940 Act in our ability to repurchase shares from our stockholders, and would instead be subject only to NYSE rules and Delaware corporate law requirements for such repurchases.

•	Change of Business. We would be able to change the nature of our business and fundamental investment policies without having to obtain the approval of our stockholders.

•	Director and Officer Incentives. We would no longer require exemptive relief from the SEC before implementing incentive compensation plans for our key executives and non-executive directors.

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

Year Ended December 31, 2022

During 2022, we made a $0.15 million follow-on investment in Equus Energy, LLC.

The following table includes summarizes investment activity during the year ended December 31, 2022 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$—	$—	$150	$—	$150
	$—	$—	$150	$—	$150

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

New Portfolio Investment. On February 10, 2025, we purchased from General Enterprise Ventures, Inc., a developer of fire suppression products (“GEVI”), a 1- year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“GEVI Note”). The GEVI Note is convertible into shares of GEVI’s common stock at a conversion price of $0.40 per share. Contemporaneously with the purchase of the GEVI Note, the Fund also received a common stock purchase warrant to acquire an aggregate of 1,875,000 shares of GEVI common stock at an exercise price of $0.50 per share.

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

Commitments and contingencies (See Note 6)

Net assets
Common stock, $0.001 par value per share; 100,000,000 shares authorized as of December 31, 2024 and December 31, 2023, and 13,586,173 shares outstanding as of December 31, 2024 and 31-Dec-23

Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023
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

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Cash flow from operating activities:	2024	2023	2022
Net (decrease) increase in net assets resulting from operations	$(18,777)	$12,949	$(1,128)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
U.S. Treasury Bills	(138)	(34)	(1)
Net change in unrealized appreciation (depreciation) of portfolio securities:
Control investments	15,600	(16,950)	(2,500)
Purchase of portfolio securities	(2,247)	(8,253)	(150)
Net proceeds from dispositions of portfolio securities	—	—	—
Sales (purchases) of U.S. Treasury Bills, net	45,093	(38,923)	(3,497)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(539)	211	—
Accrued interest	(1,245)	(225)	—
Other assets	366	(11)	(6)
Accounts payable and accrued liabilities	132	(227)	(410)
Accounts payable to related parties	(11)	103	(12)
Net cash provided by (used in) operating activities	38,234	(51,359)	(7,704)
Cash flows from financing activities:
Borrowings under margin account	161,907	85,923	16,997
Repayments under margin account	(206,862)	(46,966)	(13,499)
Issuance of common stock	—	101	—
Net cash (used in) provided by financing activities	(44,955)	39,058	3,498
Net (decrease) in cash and cash equivalents	(6,721)	(12,301)	(4,206)
Cash and cash equivalents and restricted cash at beginning of period	6,983	19,284	23,490
Cash and cash equivalents and restricted cash at end of period	$262	$6,983	$19,284
Supplemental disclosure of cash flow information:
Interest paid	$138	$25	$4
Income taxes paid	$36	$13	$53

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2024

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value (2)
Control Investments: Majority-owned (3):

Equus Energy, LLC (4)
Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$4,000

Morgan E&P, LLC (4)
Houston, TX	Energy	April 2023	Member interest (100%)		—	13,000
			12% senior secured	$10,500	$10,500	$10,500
			promissory note due 5/26 (5)		10,500	23,500
Total Control Investments: Majority-owned (represents 100% of total investments at fair value)					18,611	27,500
Total Investments					$18,611	$27,500

(1) Under Section 55 (a) of the 1940 Act, qualifying assets must represent at least 70% of total assets at the time of acquisitions of any non-qualifying assets. As of none of the Fund's total assets were considered non- qualifying assets. See Note 3 to the financial statements, Valuation of Investments.

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

Our investments in portfolio securities consist of the following types of securities as of December 31, 2024 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets
Limited liability company investments	$8,111	$17,000	57.6%
Secured and subordinated debt	10,500	10,500	35.6%
Total	$18,611	$27,500	93.2%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2024 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy Total	$27,500	93.2%
Total	$27,500	93.2%

EQUUS TOTAL RETURN, INC. SCHEDULE OF INVESTMENTS

DECEMBER 31, 2023

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)
Control Investments: Majority-owned (3):
Equus Energy, LLC (4)
Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$10,000

Morgan E&P, LLC (4)
Houston, TX	Energy	April 2023	Member interest (100%)		—	22,600
			12% senior secured
			promissory note due 5/26 (5)	$8,253	8,253	8,253
					8,253	30,853
Total Control Investments: Majority-owned(represents 47.6%of total investments at fair value)					16,364	40,853
U.S. Treasury Bills
U.S. Treasury Bills	Government	December 2023	UST 0% 1/24	44,955	44,955	44,955
Total U.S. Treasury bills (represents 52.4% of total investments at fair value)					44,955	44,955
Total Investments					$61,319	$85,808

(1) Under Section 55 (a) of the 1940 Act, qualifying assets must represent at least 70% of total assets at the time of acquisitions of any non-qualifying assets. As of none of the Fund's total assets were considered non- qualifying assets. See Note 3 to the financial statements, Valuation of Investments.

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2024:

				Range
								Weighted
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Average
Limited liability company investments
			Acreage Value (per acre)	$1,000		$4,000		$1,784
	$4,000	Guideline Transaction Method	Proved Reserve Multiple	6.2	x	10.8	x	8.65	x
Equus Energy, LLC			Daily Production Multiple	24,921.7	x	45,307.1	x	40,787.19	x
		Discounted Cash Flow	Discount Rate	10.9%		10.9%		10.9%
		Transaction Price		$4,000		$4,000		$4,000

			Proved Reserve Multiple	6,415	x	7,342	x	6,878.5	x
		Guideline Public Company Method	Daily Production Multiple	29,948	x	40,946	x	35,447	x
Morgan E&P, LLC	13,000	Guideline Transaction Method	Proved Reserve Multiple	5,304	x	8,786	x	7,045	x
			Daily Production Multiple	22,297	x	32,595	x	27,446	x
		Discounted Cash Flow	Discount Rate	11.7%		12.6%		12.15%

Senior debt

Morgan E&P, LLC	10,500	Yield analysis	Discount for lack of marketability	11.52%		12.0%		11.76%

	$27,500

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2023:

				Range
								Weighted
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Average
Limited liability company investments
			Acreage Value (per acre)	$1,500		$11,000		$4,062
	$10,000	Guideline Transaction Method	Proved Reserve Multiple	4.2	x	10.9	x	9.0	x
Equus Energy, LLC			Daily Production Multiple	19,577.2	x	47,197.76	x	41,648.4	x
		Discounted Cash Flow	Discount Rate	12.8%		12.8%		12.8%

			Proved Reserve Multiple	10,180	x	13,953	x	12,067	x
		Guideline Public Company Method	Daily Production Multiple	44,054	x	58,025	x	51,040	x
Morgan E&P, LLC	22,600	Guideline Transaction Method	Proved Reserve Multiple	8,878	x	12,716	x	10,797	x
			Daily Production Multiple	32,565	x	59,790	x	46,178	x
		Discounted Cash Flow	Discount Rate	10.9%		12.9%		11.90%

Senior debt

Morgan E&P, LLC	8,253	Yield analysis	Discount for lack of marketability	11.13%		12.0%		11.57%

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

We classify our investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Fund owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as those non-control investments in companies in which we own between 5% and 25% of the voting securities. Under the 1940 Act, “Non- affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

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

The Company has determined, after weighing both positive and negative evidence, that the net deferred tax asset (DTA) for the Company is not more-likely- than-not to be realizable. Therefore, a valuation allowance of $4.9 million was established at December 31, 2024 to completely offset the DTA as of that date.

During the current period, the Company has estimated a taxable loss. This NOL will be carried forwarded indefinitely with no expiration and is fully offset with a valuation allowance. As such, the Company has not recorded any current income tax expense or benefit for the period. All of the Company’s federal and state tax returns for 2020 through 2023 remain open to examination.

The provision for income taxes for the years ended December 31, 2024 consisted of the following:

Years Ended December 31,	2024
Current (expense) benefit:
Federal	$-
State	-

Total current (expense) benefit	-

Deferred (expense) benefit:
Federal	-
State	-

Total deferred (expense) benefit	-

Total benefit (expense):
Federal	-
State	-

Total benefit (expense)	$-

As of December 31, 2024, the Company has not recorded a reserve for uncertain tax positions.

The components of the net deferred tax assets (liabilities) in the Fund’s balance sheets were as follows:

As of December 31,	2024
Deferred tax assets: Charitable Contributions	$4,347
Net operating loss carryforwards	6,754,679
Total Deferred Tax Assets	6,759,026
Valuation allowance	(4,892,336)
Deferred Tax Assets after Valuation Allowance Deferred tax liabilities:	1,866,690
Mark to Market Unrealized Gain/Loss	(1,866,690)
Total net deferred tax assets (liabilities)	$-

The provision for income taxes varies from the maximum federal statutory rate of 21% for the year ended December 31, 2024, as follows:

Years Ended December 31,	2024
Income tax expense (benefit) at federal statutory rate	$(3,939,998)
Change in tax status	(954,402)
Effect of state income taxes	-
Non-deductible Permanent Items	1,935
2023 Return to Provision Adjustment	128
Change in valuation allowance	4,892,337
Total	$-

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

Portfolio Companies. As of December 31, 2024 and, 2023, we had $0 and $1.7 million in outstanding commitments to our portfolio company investments. Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow- on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

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

2022 Portfolio Activity

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$—	$—	$150	$—	$150
	$—	$—	$150	$—	$150

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
Changes in operating assets and liabilities:
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

Below is summarized audited condensed consolidated financial information for Morgan E&P, LLC as of December 31, 2024 and 2023 and for the year ended December 31, 2024 and the period from inception (April 3, 2023) through December 31, 2023, respectively, (in thousands):

Morgan E&P, LLC

Condensed Balance Sheets

	December 31, 2024	December 31, 2023
Assets:
Cash	$15	$2,441
Revenue receivables	343	464
Joint interest billing receivables	1,738	1,391
Other receivables	2	—
Prepaids and other current assets	35	133
Current assets	2,133	4,429

Property, plant and equipment
Oil and gas properties, net - full cost method	6,959	10,326
Other property, plant and equipment, net	34	46
Total property, plant and equipment - net	6,993	10,372

Other noncurrent assets
Operating lease right-of-use assets, net	227	270
Total noncurrent assets	227	270
Total assets	$9,353	$15,071

Liabilities and Member's Deficit:

Current liabilities
Accounts payable	$6,656	$2,372
Revenue payable	319	221
Prepayments from working interest owners	—	122
Current portion of operating lease liabilities	47	28
Due to parent	550	13
Accrued liabilities	3,162	5,383
Total current liabilities	10,734	8,139

Long-term liabilities
Asset retirement obligations	4	4
Long-term operating lease liabilities	207	254
Note payable - Due to parent	10,500	8,253
Long-term accrued liabilities - Due to parent	1,471	225
Total long-term liabilities	12,182	8,736

Commitments and contingencies (Note 10)

Member's deficit	(13,563)	(1,804)

Total liabilities and member's deficit	$9,353	$15,071

Morgan E&P, LLC

Condensed Statements of Operations

	Year Ended December 31,	Period from inception (April 3, 2023) through December 31,
	2024	2023
Revenues
Oil, natural gas and natural gas liquid revenues	$2,710	$270
Expenses
Lease operating	2,694	268
Production and other taxes	261	27
Marketing, transportation and gathering expense	85	—
Depreciation, depletion and amortization	1,467	61
Accretion	1	—
Impairment of oil and gas properties	6,678	—
General and administrative	2,042	1,510
Total expenses	13,228	1,865
Other income (expense)
Interest income	6	16
Interest expense	(1,247)	(225)
Total other expense, net	(1,241)	(209)
Net loss	$(11,759)	$(1,804)

Morgan E&P, LLC

Condensed Statements of Cash Flows

	Year Ended December 31,2024	Period from inception (April 3, 2023) through December 31, 2023
Cash flows from operating activities
Net loss	$(11,759)	$(1,804)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities
Depreciation, depletion, and amortization	1,467	61
Amortization of right-of-use asset	43	12
Accretion	1	—
Impairment of oil and gas properties	6,678	—
Changes in operating assets and liabilities
Accounts receivable – oil and natural gas sales	121	(464)
Accounts receivable – joint interest billings	(1,508)	(291)
Other receivables	(2)	—
Prepaids and other current assets	98	(133)
Accounts payable	4,284	85
Revenue payable	518	221
Prepayments from owners	—	1,701
Due to parent	537	13
Current portion of operating lease liabilities	(28)	—
Accrued liabilities	(3,772)	810
Long-term accrued liabilities - due to parent	1,246	225
Net cash provided (used in) by operating activities	(2,076)	436
Cash flows from investing activities
Capital expenditures	(2,597)	(5,700)
Acquisition of oil and gas properties	—	(500)
Additions to other property, plant and equipment	—	(48)
Net cash used in investing activities	(2,597)	(6,248)
Cash flows from financing activities
Proceeds from note payable - affiliate	2,247	8,253
Net cash provided by financing activities	2,247	8,253
Net change in cash	(2,426)	2,441
Beginning of period	2,441	—
End of period	$15	$2,441
Supplemental disclosure for noncash financing and investing activities
Operating lease right-of-use assets additions	$—	$(282)
Acquisition of oil and natural gas working interests funded by accrued liabilities	$(3,019)	$—
Change in capital accounts payable and capital accruals	849	(4,181)
Prepayments applied to joint interest receivables	122	1,579
Change in asset retirement costs	(1)	4

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

.

In November 2024, FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220- 40), Disaggregation of Income Statement Expenses”. The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Fund is currently evaluating the impact of this standard on the financial statements.

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

New Portfolio Investment. On February 10, 2025, we purchased from General Enterprise Ventures, Inc., a developer of fire suppression products (“GEVI”), a 1- year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“GEVI Note”). The GEVI Note is convertible into shares of GEVI’s common stock at a conversion price of $0.40 per share. Contemporaneously with the purchase of the GEVI Note, the Fund also received a common stock purchase warrant to acquire an aggregate of 1,875,000 shares of GEVI common stock at an exercise price of $0.50 per share.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates

Item 16. Form 10-K Summary

Not Included.

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)		Year Ended December 31, 2024
Portfolio Company	Investment(a)	Amount of Interest or Dividend Credited to Income(e)	As of December 31, 2023 Fair Value	Gross Additions(b)	Gross Reduction(c)	Decrease in Unrealized Appreciation / Depreciation	As of December 31, 2024 Fair Value
Control Investments: Majority-owned

Equus Energy, LLC	Member interest (100%)	$—	$10,000	$—	$—	$(6,000)	$4,000

Morgan E&P, LLC	Member interest (100%)		22,600	—	—	(9,600)	13,000
	12% senior secured
	promissory note(d)	1,470	8,253	2,247	—	—	10,500
Total Control Investments: Majority-owned		1,470	40,853	2,247	—	(15,600)	27,500
Total Control Investments		$1,470	$40,853	$2,247	—	$(15,600)	$27,500

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

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

	(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021.]

	(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

	(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 23, 2010.]

10.	Material Contracts.

	(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

	(b)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

	(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

	(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

	(e)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

23.	Consent of Experts and Counsel *

	(1)	Consent of Independent Accountants, BDO USA, P.C., regarding the Fund

	(2)	Consent of Independent Accountants, BDO USA, P.C., regarding Equus Energy , LLC

	(3)	Consent of Independent Accountants, BDO USA, P.C., regarding Morgan E&P, LLC

31.	Rule 13a-14(a)/15d-14(a) Certifications *

	(1)	Certification by Chief Executive Officer

	(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification *

	(1)	Certification by Chief Executive Officer

	(2)	Certification by Chief Financial Officer

97.	Policy Relating to Recovery of Erroneously Awarded Compensation

	(1)	Equus Total Return, Inc. Compensation Recoupment Policy [Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.]

99.	Equus Energy, LLC and Subsidiary and Morgan E&P, LLC *

	(1)	Consolidated Financial Statements of Equus Energy , LLC and Subsidiary as of December 31, 2024 and 2022 and for the years ended December 31, 2024, 2023 and 2022

	(2)	Financial Statements of Morgan E&P, LLC as of December 31, 2024 for the year ended December 31, 2024 and the period from inception (April 3, 2023) through December 31, 2023

* Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: December 17, 2025	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	December 17, 2025
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	December 17, 2025
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	December 17, 2025
Henry W. Hankinson

/S/ JOHN J. MAY	Director	December 17, 2025
John J. May

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	December 17, 2025
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2025
L’Sheryl D. Hudson

