Form 10-Q/A
period 2025-03-31
EQUUS TOTAL RETURN, INC.
filed 2025-12-17
CIK 878932

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 19, 2025 (“Original Filing”).

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

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three Months ended March 31,
	2025	2024

Investment income	$0.03	$0.02
Expenses	(0.11)	(0.09)

Net investment loss	(0.08)	(0.07)

Net realized (loss) gain	(0.31)	—
Net change in unrealized appreciation of portfolio securities	0.69	(0.10)
Net increase (decrease) in net assets resulting from operations	(0.30)	(0.17)
Capital transactions:
Dilutive effect of warrants issued	(0.05)	—
Increase in net assets resulting from capital transactions	(0.05)	—
Net increase (decrease) in net assets	0.35	(0.17)
Net assets at beginning of period	2.17	3.55
Net assets at end of period	$2.52	$3.38
Weighted average number of shares outstanding during period,
in thousands	13,586	13,586
Market price per share:
Beginning of period	$1.10	$1.45
End of period	$1.01	$1.46
Selected information and ratios:
Ratio of expenses to average net assets	(4.54)%	(2.92)%
Ratio of net investment loss to average net assets	(3.48)%	(2.31)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	12.38%	(5.09)%
Return on net asset value	15.88%	(4.96)%
Total return on market price (1)	(8.18)%	0.69%

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2025 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average

Limited liability company investments
		Guideline Public Company Method	Proved Reserve Multiple	6,329	x	8,011	x	7,170	x
		Daily Production Multiple		29,549	x	30,631	x	30,090	x
Morgan E&P, LLC	14,000	Guideline Transaction Method	Proved Reserve Multiple	5,304	x	8,786	x	7,045	x
		Daily Production Multiple		22,297	x	32,595	x	27,446	x
		Discounted Cash Flow	Discount Rate	10.9%		11.8%		11.35%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Discount for lack of marketability	11.17%		12.0%		11.59%

Preferred Stock
North American Energy Opportunities Corp.	2,658	Transaction Value	Conditions to redemption	100.0%		100.0%		100.0%
		Discounted Cash Flow	Discount Rate	0%		6.6%		3.3%

	27,158

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,000		$4,000		$1,784
Equus Energy, LLC	$4,000	Guideline Transaction Method	Proved Reserve Multiple	6.2	x	10.8	x	8.65	x
			Daily Production Multiple	24,921.7	x	45,307.1	x	40,787.19	x
		Discounted Cash Flow	Discount Rate	10.9%		10.9%		10.9%
		Transaction Price		$4,000		$4,000		$4,000

		Guideline Public Company Method	Proved Reserve Multiple	6,415	x	7,342	x	6,878.5	x
		Daily Production Multiple		29,948	x	40,946	x	35,447	x
Morgan E&P, LLC	13,000	Guideline Transaction Method	Proved Reserve Multiple	5,304	x	8,786	x	7,045	x
		Daily Production Multiple		22,297	x	32,595	x	27,446	x
		Discounted Cash Flow	Discount Rate	11.7%		12.6%		12.15%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Discount for lack of marketability	11.52%		12.0%		11.76%

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

The following table presents the computation of basic and diluted earnings per share for the quarters ended March 31, 2025 and 2024 respectively:

(In thousands, except share and per-share data)	March 31, 2025	March 31, 2024
Net income attributable to common shareholders	$3,943	$(2,395)
Weighted average shares outstanding - basic	13,586	13,586
Effect of dilutive securities	$(0.05)	$—
Weighted average shares outstanding - diluted	15,549	13,586
Basic earnings per share	$0.30	$(0.17)
Diluted earnings per share	$0.25	$(0.17)

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of March 31, 2025 and December 31, 2024 are as follows:

Negative Thick Space;	March 31, 2025	December 31, 2024
Accumulated undistributed net investment losses	$(55,890)	$(54,780)
Unrealized appreciation of portfolio securities, net	18,208	8,889
Accumulated undistributed net capital gains	(3,664)	602
Accumulated deficit	$(41,346)	$(45,289)

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

The Fund has $1,424,794 and $0 in convertible notes payable as of March 31, 2025, and 2024, respectively.

The balances as of March 31, 2025 were as follows:

	Carrying amount		Collateral	Issue date	Maturity date	Conversion price	Conversion shares
About Investment, Ltd	$1,591,944	(a)	(b)	2/7/2025	2/7/2026	$1.50	1,999,999

(a)	Including accrued interest of $29,444 as of March 31, 2025.

(b)	Collateral for the Equus Note consists of the Fund’s holdings in General Enterprise Ventures, Inc. as shown in the Schedule of Investments.

The net carrying amount of the liability and equity components of the Note was as follows:

March 31, 2025
Liability component:
Principal	$2,000,000
Debt discount (equity component)	(437,500)
Net carrying amount	$1,562,500

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

