Form 10-Q/A
period 2025-06-30
EQUUS TOTAL RETURN, INC.
filed 2025-12-17
CIK 878932

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2025 (“Original Filing”).

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

June 30, 2025

(Unaudited)

(in thousands, except share data)

Name and Location of Portfolio Company (1)	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(2)
Control Investments: Majority-owned (3):
Morgan E&P, LLC (6) Houston, TX	Energy	April 2023	Member interest (100%)		—	$12,350
			12% senior secured promissory note due 5/26 (7)	$10,500	$10,500	10,500
					10,500	22,850
Total Control Investments: Majority-owned (represents 68.3% of total investments at 1 air value)					10,500	22,850
Non-Affiliate Investments: Less than 5% owned (4):
General Enterprise Ventures, Inc. (5) Pomona, CA	Environmental	February 2025	Warrants (1,875,000 convertible common stock)	—	—	3,319
			10% senior secured promissory note due 2/26 (7)	1,500	1,500	7,313
					1,500	10,632
North American Energy Opportunities Corp. (6) New York, NY	Energy	March 2025	27,500 Cl A Redeemable Preferred Shares		2,750	—
Total Non-Affiliate Investments (represents 3 1.7% of total investments at fair value)					4,250	10,632
Total Investments					$14,750	$33,482

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

(4) Non-affiliate investments are generally defined under the 1940 Act as companies in which we own less than 5% of the voting securities of such company.

(5) Level 2 Portfolio Investment.

(6) Level 3 Portfolio Investment.

(7) Income producing.

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

Our investments in portfolio securities consist of the following types of securities as of December 31, 2024 (in thousands):

			Fair Value as
			Percentage of
Type of Securities	Cost	Fair Value	Net Assets

Limited liability company investments	$8,111	$17,000	57.6%
Secured and subordinated debt	10,500	10,500	35.6%

Total	$18,611	$27,500	93.2%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2024 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$27,500	93.2%
Total	$27,500	93.2%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

(1) Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. As of June 30, 2025, we had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, of which 13,586,173 shares of common stock and no shares of preferred stock were outstanding.

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

The following table provides a reconciliation of fair value changes during the three and six months ended June 30, 2025 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2025	$27,500		$ $	$27,500
Sale of portfolio securities	(4,000)	—	—	(4,000)
Purchases of portfolio securities	—	—	2,750	2,750
Change in unrealized appreciation	1,000	—	1,208	2,208
Fair value as of March 31, 2025	24,500	—	3,958	28,458
Change in unrealized appreciation	(1,650)	—	(639)	(2,289)
Fair value as of June 30, 2025	$22,850	$—	$3,319	$26,169

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2025 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Minimum		Weighted Average
Limited liability company investments

		Guideline Public Company Method	Proved Reserve Multiple	5,902	x	6,911	x	6,407	x
			Daily Production Multiple	26,200	x	27,216	x	26,708	x
Morgan E&P, LLC	12,350	Guideline Transaction Method	Proved Reserve Multiple	5,304	x	8,878	x	7,091	x
			Daily Production Multiple	22,297	x	34,222	x	28,260	x
		Discounted Cash Flow	Discount Rate	10.8%		11.7%		11.25%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Company specific yield	10.82%		12.0%		11.41%

Preferred Stock
North American Energy Opportunities Corp.	-	Transaction Value	Conditions to redemption	0.0%		0.0%		0.0%

Warrant
General Enterprise Ventures, Inc.	3,319	Black-Scholes	Volatility	110.0%		107.0%		108.5%
	26,169

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company
investments
			Acreage Value (per acre)	$1,000		$4,000		$1,784
		Guideline Transaction	Proved Reserve
Equus Energy, LLC	$4,000	Method	Multiple	6.2	x	10.8	x	8.65	x
			Daily Production
			Multiple	24,921.7	x	45,307.1	x	40,787.19	x
		Discounted Cash Flow	Discount Rate	10.9%		10.9%		10.9%
		Transaction Price		$4,000		$4,000		$4,000

		Guideline Public Company Method	Proved Reserve Multiple	6,415	x	7,342	x	6,878.5	x
			Daily Production Multiple	29,948	x	40,946	x	35,447	x
Morgan E&P, LLC	13,000	Guideline Transaction Method	Proved Reserve Multiple	5,304	x	8,786	x	7,045	x
			Daily Production Multiple	22,297	x	32,595	x	27,446	x
		Discounted Cash Flow	Discount Rate	11.7%		12.6%		12.15%

Senior debt
Morgan E&P, LLC	10,500	Yield analysis	Company specific yield	11.52%		12.0%		11.76%
	$27,500

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2024, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward- looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward- looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“10-K”). In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this Quarterly Report concerning our efforts to transform Equus into an operating company, as well as the coronavirus pandemic and the economic impact of the coronavirus on the Fund and our sole remaining portfolio company, as well as on oil and gas markets generally. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). On January 10, 2017, the SEC issued an order approving the Incentive Plan and certain awards intended to be made thereunder. The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of June 30, 2020, all awards granted under the Incentive Plan were fully vested. We account for share- based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. See Subsequent Events below, where the Board of Directors approved the issuance of additional shares of restricted stock under the Incentive Plan.

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

