Form 10-Q/A
period 2025-09-30
EQUUS TOTAL RETURN, INC.
filed 2025-12-17
CIK 878932

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 20, 2025 (“Original Filing”).

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

Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024
Common stock, par value	$14	$14
Capital in excess of par value	76,023	74,785
Accumulated deficit	(49,533)	(45,289)
Total net assets	$26,504	$29,510
Shares of common stock issued and outstanding, $0.001 par value, 100,000,000 and 50,000,000 shares authorized, respectively	13,967	13,586
Net asset value per share	$1.90	$2.17

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

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2025	13,586	$14	$74,785	$(45,289)	$29,510

Issuance of warrants			744		744

Net increase in net assets resulting from operations	—	—	—	3,943	3,943

Balances as of March 31, 2025	13,586	14	75,529	(41,346)	34,197

Net decrease in net assets resulting from operations	—	—	—	(86)	(86)

Balances as of June 30, 2025	13,586	14	75,529	(41,432)	34,111

Share-based incentive compensation	381		932		932

Reclassification of warrants			(438)		(438)

Net decrease in net assets resulting from operations	—	—	—	(8,101)	(8,101)

Balances as of September 30, 2025	13,967	$14	$76,023	$(49,533)	$26,504

	Common Stock
	Number of		Capital in Excess of Par	Accumulated	Total Net
(in thousands)	Shares	Par Value	Value	Deficit	Assets

Balances as of January 1, 2024	13,586	$14	$74,785	$(26,512)	$48,287

Net decrease in net assets resulting from operations	—	—	—	(2,395)	(2,395)

Balances as of March 31, 2024	13,586	14	74,785	(28,907)	45,892

Net increase in net assets resulting from operations	—	—	—	3,900	3,900

Balances as of June 30, 2024	13,586	14	74,785	(25,007)	49,792

Net decrease in net assets resulting from operations	—	—	—	(9,627)	(9,627)

Balances as of September 30, 2024	13,586	$14	$74,785	$(34,634)	$40,165

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

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine Months ended September 30,
	2025	2024
Investment income	$0.08	$0.07
Expenses	(0.30)	(0.26)

Net investment loss	(0.22)	(0.19)

Net realized (loss) gain	(0.51)	—
Net change in unrealized appreciation of portfolio securities	0.51	(0.40)
Net change in unrealized depreciation on warrant liability	(0.08)	—
Net decrease in net assets resulting from operations	(0.30)	(0.59)
Capital transactions:
Dilutive effect of warrants issued	0.03	—
Increase in net assets resulting from capital transactions	0.03	—
Net decrease in net assets	(0.27)	(0.59)
Net assets at beginning of period	2.17	3.55
Net assets at end of period, basic and diluted	$1.90	$2.96
Weighted average number of shares outstanding during period, in thousands	13,618	13,586
Market price per share:
Beginning of period	$1.10	$1.45
End of period	$2.25	$1.36
Selected information and ratios:
Ratio of expenses to average net assets	(14.88)%	(8.14)%
Ratio of net investment loss to average net assets	(11.13)%	(6.00)%
Ratio of net increase in net assets resulting from operations to average net assets	(15.15)%	(18.37)%
Return on net asset value	(10.19)%	(16.82)%
Total return on market price (1)	104.55%	(6.21)%

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2025 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average

Limited liability company investments
		Guideline Public Company Method	Proved Reserve Multiple	6,212	x	7,133	x	6,673	x
			Daily Production Multiple	26,897	x	28,476	x	27,687	x
Morgan E&P, Inc.	12,350	Guideline Transaction Method	Proved Reserve Multiple	5,304	x	8,969	x	7,137	x
			Daily Production Multiple	22,297	x	36,221	x	29,259	x
		Discounted Cash Flow	Discount Rate	10.8%		11.6%		11.2%

Senior debt
Morgan E&P, Inc.	10,500	Yield analysis	Company specific yield	10.40%		12.0%		11.2%

Warrant
General Enterprise Ventures, Inc.	1,267	Black-Scholes	Volatility	3.0%		38.0%		20.5%

	24,117

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2024 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,000		$4,000		$1,784
Equus Energy, LLC	$4,000	Guideline Transaction Method	Proved Reserve Multiple	6.2	x	10.8	x	8.65	x
			Daily Production Multiple	24,921.7	x	45,307.1	x	40,787.19	x
		Discounted Cash Flow	Discount Rate	10.9%		10.9%		10.9%
		Transaction Price		$4,000		$4,000		$4,000

		Guideline Public Company Method	Proved Reserve Multiple	6,415	x	7,342	x	6,878.5	x
			Daily Production Multiple	29,948	x	40,946	x	35,447	x
Morgan E&P, Inc.	13,000	Guideline Transaction Method	Proved Reserve Multiple	5,304	x	8,786	x	7,045	x
			Daily Production Multiple	22,297	x	32,595	x	27,446	x
		Discounted Cash Flow	Discount Rate	11.7%		12.6%		12.15%

Senior debt
Morgan E&P, Inc.	10,500	Yield analysis	Company specific yield	11.52%		12.0%		11.76%

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Accumulated undistributed net investment losses	$(57,896)	$(54,780)
Unrealized appreciation of portfolio securities, net	15,935	8,889
Unrealized depreciation on warrant liability	(1,158)	—
Accumulated undistributed net capital gains	(6,414)	602
Accumulated deficit	$(49,533)	$(45,289)

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

Subsequent to reclassification of the Warrants as described above, the Fund accounts for the Warrants as a liability under fair value Level 3 hierarchy, using a Black-Scholes option pricing model. The assumptions used to measure the fair value as of September 30, 2025 under this model include the following:

Stock price	$2.25
Exercise price	$1.50
Expected volatility	51.0%
Expected term (years)	4.35
Risk free rate	3.71%
Dividend yield	0.0%

The net carrying amount of the liability related to the Warrants was as follows:

September 30, 2025
Warrant liability component:
Warrant at inception	$560,000
Unrealized depreciation on warrant liability	1,158,142
Net carrying amount of the warrant liability	$1,718,142

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

Below is summarized unaudited condensed financial information for Morgan E&P, Inc. as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024, respectively, (in thousands):

MORGAN E&P, INC.

Unaudited Condensed Balance Sheet

	September 30, 2025	December 31, 2024
Assets:
Cash	$7	$15
Revenue receivables	575	343
Joint interest billing receivables	1,924	1,738
Other receivables	29	2
Prepaids and other current assets	33	35
Current assets	2,568	2,133

Property, plant and equipment
Oil and gas properties, net - full cost method	6,922	6,959
Other property, plant and equipment, net	26	34
Total property, plant and equipment - net	6,948	6,993

Other noncurrent assets
Operating lease right-of-use assets, net	196	227
Total noncurrent assets	196	227

Total assets	$9,712	$9,353

Liabilities and Shareholder's Equity:

Current liabilities
Accounts payable	$6,124	$6,656
Revenue payable	214	319
Short-term loan payable	2,933	—
Current portion of operating lease liabilities	52	47
Due to parent	580	550
Note payable - Due to parent	10,500	—
Accrued liabilities	3,228	3,162
Total current liabilities	23,631	10,734

Long-term liabilities
Asset retirement obligations	4	4
Long-term operating lease liabilities	168	207
Note payable - Due to parent	—	10,500
Long-term accrued liabilities - Due to parent	2,427	1,471
Total long-term liabilities	2,599	12,182
Total liabilities	26,230	22,916

Retained earnings - beginning of year	(13,563)	(1,804)
Current year deficit	(2,955)	(11,759)
Shareholder's equity	(16,518)	(13,563)

Total liabilities and shareholder's equity	$9,712	$9,353

MORGAN E&P, INC.

Unaudited Condensed Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Oil and gas revenue	67	173	271	2,639

Operating costs and expenses
Lease operating	589	380	645	2,377
Production and ad valorem taxes	6	19	24	254
Marketing, transportation and gathering	8	4	24	82
Depreciation, depletion, and amortization	17	32	81	530
General and administrative	933	617	1,458	1,754
Total operating costs and expenses	1,553	1,052	2,232	4,997
Loss from operations	(1,486)	(879)	(1,961)	(2,358)
Other income (expense)
Interest income	—	—	—	6
Other income	10	—	10	—
Interest expense	(370)	(317)	(1,004)	(925)
Total other income (expense), net	(360)	(317)	(994)	(919)
Net loss	$(1,846)	$(1,196)	$(2,955)	$(3,277)

MORGAN E&P, INC.

Unaudited Condensed Statement of Cash Flows

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,955)	$(3,277)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation, depletion, amortization	80	530
Amortization of right-of-use asset	31	33
Changes in operating assets and liabilities:
Revenue receivables	(232)	181
Joint interest billing receivables	(186)	969
Prepaids and other current assets	(25)	(35)
Accounts payable	(502)	2,613
Revenue payable	(105)	524
Prepayments from working interest owners	—	(122)
Due to parent	1,368	4
Payment of operating lease liability	(34)	(17)
Accrued liabilities	39	(576)
Long Term Accrued liabilities - due to parent	956	924
Net cash provided by operating activities	(1,565)	1,751

Cash flows from investing activities:
Additions to oil and gas properties	(30)	(6,439)
Net cash used in investing activities	(30)	(6,439)
Cash flows from financing activities:
Proceeds from short-term loan payable due Mill City Ventures	3,000	—
Deferred financing costs - ST loan payable due Mill City	(75)	—
Repayment of Note payable	(1,338)	—
Proceeds from Note payable - Due to parent	—	2,247
Net cash provided by financing activities	1,587	2,247

Net change in cash	(8)	(2,441)
Cash at beginning of period	15	2,441

Cash at end of period	7	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for interest:	$41	$—
Non-cash investing and financing activities
Changes in capital accounts payable and capital accruals	(5)	4,888

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

