Form 10-Q/A
period 2022-03-31
EQUUS TOTAL RETURN, INC.
filed 2025-12-18
CIK 878932

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2022 (“Original Filing”).

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

2

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	March 31, 2022	December 31, 2021

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,961)	$15,000	$13,000
Total investments in portfolio securities at fair value	15,000	13,000
Temporary cash investments	3,000	2,500
Cash and cash equivalents	22,300	23,465
Restricted cash	30	25
Accounts receivable from affiliates	350	350
Other assets	257	376
Total assets	40,937	39,716
Liabilities and net assets
Accounts payable	198	46
Accrued compensation	303	792
Accounts payable to related parties	1	13
Borrowing under margin account	3,000	2,500
Total liabilities	3,502	3,351

Commitments and contingencies (see Note 2)

Net assets
Common stock, $.001 par value per share; 100,000,000 and 50,000,000 shares authorized and 13,518,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-

Preferred stock, $.001 par value per share; 10,000,000 and 5,000,000 shares authorized, respectively Common stock, par value	$13	$13
Capital in excess of par value	74,685	74,685
Accumulated deficit	(37,263)	(38,333)
Total net assets	$37,435	$36,365
Net asset value per share	$2.77	$2.69

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2022: (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments	$15,000	Guideline Transaction Method	Acreage Value (per acre)	$1,500		$11,000		$4,062
			Proved Reserve Multiple	3.8	x	8.8	x	7.1	x
			Daily Production Multiple	18,324.5	x	44,928.8	x	36,900.6	x
		Discounted Cash Flow	Discount Rate	11.0%		11.0%		11.0%

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2021: (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments	$12,000	Guideline Transaction Method	Acreage Value (per acre)	$1,500		$10,000		$5,750
			Proved Reserve Multiple	3.6	x	7.3	x	7.2	x
			Daily Production Multiple	15,425.3	x	37,215.1	x	36,393.7	x
		Discounted Cash Flow	Discount Rate	11.0%		11.0%		11.0%

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of March 31, 2022 and December 31, 2021 are as follows:

& Negative Thick Space;	As of March 31, 2022	As of December 31, 2021
Accumulated undistributed net investment losses	$(44,731)	$(43,801)
Unrealized appreciation of portfolio securities, net	7,039	5,039
Accumulated undistributed net capital gains	429	429
Accumulated deficit	$(37,264)	$(38,333)

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
Changes in operating assets and liabilities:
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

Dated: December 18, 2025

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

