Form 10-Q/A
period 2022-06-30
EQUUS TOTAL RETURN, INC.
filed 2025-12-18
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

Commission File Number 814-00098

EQUUS TOTAL RETURN, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Louisiana St., 48th Floor Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

__________________________________________________________________

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2022 (“Original Filing”).

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

2

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	June 30, 2022	December 31, 2021
(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $7,961 and $7,961, respectively)	$15,500	$13,000
Total investments in portfolio securities at fair value	15,500	13,000
Temporary cash investments	4,000	2,500
Cash and cash equivalents	21,555	23,465
Restricted cash	40	25
Accounts receivable from affiliates	350	350
Other assets	77	376
Total assets	41,522	39,716
Liabilities and net assets
Accounts payable	65	46
Accrued compensation	301	792
Accounts payable to related parties	1	13
Borrowing under margin account	4,000	2,500
Total liabilities	4,367	3,351

Commitments and contingencies (see Note 2)

Net assets
Common stock, $.001 par value per share; 100,000,000 and 50,000,000 shares authorized and 13,518,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-

Preferred stock, $.001 par value per share; 10,000,000 and 5,000,000 shares authorized, respectively Common stock, par value	$13	$13
Capital in excess of par value	74,685	74,685
Accumulated deficit	(37,543)	(38,333)
Total net assets	$37,155	$36,365
Shares of common stock issued and outstanding, $.001 par value, 100,000 and 50,000 shares authorized, respectively	13,518	13,518
Shares of preferred stock issued and outstanding, $.001 par value, 10,000 and 5,000 shares authorized, respectively	—	—
Net asset value per share	$2.75	$2.69

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Expenses:
Compensation expense	345	334	689	840
Professional fees	106	173	456	468
Professional liability expenses	177	82	298	166
Director fees and expenses	92	97	168	173
General and administrative expenses	31	27	61	56
Mailing, printing and other expenses	29	26	36	57
Taxes	—	11	—	14
Interest expense	—	1	2	2
Total expenses	780	751	1,710	1,776

Net investment loss	(780)	(751)	(1,710)	(1,776)

Net realized loss:
Escrow receivable	—	—	—	(177)
Net realized loss	—	—	—	(177)

Net unrealized appreciation of portfolio securities:
Control investments	500	1,400	2,500	2,900
Net change in net unrealized appreciation of portfolio securities	500	1,400	2,500	2,900

Net(decrease) increase in net assets resulting from operations	$(280)	$649	$790	$947

Net (decrease) increase in net assets resulting from operations per share:
Basic and diluted	$(0.02)	$0.05	$0.06	$0.07
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,518

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

JUNE 30, 2022

(Unaudited)

(in thousands, except share data)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3)			Member interest
Houston, TX	Energy	December 2011	(100%)	$7,961	$7,961	$15,500
Total Control Investments: Majority-owned (represents 79.5% of total investments at fair value)					7,961	15,500
Temporary Cash Investments
U.S. Treasury Bill	Government	June 2022	UST 0% 7/22	4,000	4,000	4,000
Total Temporary Cash Investments (represents 20.5% of total investments at fair value)					4,000	4,000
Total Investments					$11,961	$19,500

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2021

(Unaudited)

(in thousands, except share data)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3)			Member interest
Houston, TX	Energy	December 2011	(100%)	$7,961	$7,961	$13,000
Total Control Investments: Majority-owned (represents 83.9% of total investments at fair value)					7,961	13,000
Temporary Cash Investments
U.S. Treasury Bill	Government	December 2021	UST 0% 1/22	2,500	2,500	2,500
Total Temporary Cash Investments (represents 16.1% of total investments at fair value)					2,500	2,500
Total Investments					$10,461	$15,500

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

Certain Risks and Uncertainties—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium- sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years and continuing into the third quarter of 2021, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2022 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
			Acreage Value (per acre)	$1,500		$11,000		$4,062
		Guideline Transaction	Proved Reserve Multiple	3.8	x	9.3	x	7.4	x
Limited liability company investments	$15,500	Method	Daily Production Multiple	29,466.6	x	45,285.2	x	44,850.1	x
		Discounted Cash Flow	Discount Rate	11.0%		11.0%		11.0%

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2021 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
			Acreage Value (per acre)	$1,500		$10,000		$5,750
		Guideline Transaction	Proved Reserve Multiple	3.6	x	7.3	x	7.2	x
Limited liability company investments	$13,000	Method	Daily Production Multiple	15,425.3	x	37,215.1	x	36,393.7	x
		Discounted Cash Flow	Discount Rate	11.0%		11.0%		11.0%

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of June 30, 2022 and December 31, 2021 and for the three months and six months ended June 30, 2022 and 2021, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$494	$640
Accounts receivable	375	215
Total current assets	869	855
Oil and gas properties	8,097	8,097
Less: accumulated depletion, depreciation and amortization	(8,094)	(8,093)
Net oil and gas properties	3	4
Total assets	$872	$859

Liabilities and member's equity
Current liabilities:
Accounts payable and other	$92	$103
Due to affiliate	350	350
Total current liabilities	442	453
Asset retirement obligations	215	214
Total liabilities	657	667

Total member's equity	215	192

Total liabilities and member's equity	$872	$859

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
Changes in operating assets and liabilities:
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

Capitalized oil and gas property costs are limited to an amount (the ceiling limitation) equal to the sum of the following:

(a)

As of June 30, 2022, the present value of estimated future net revenue from the projected production of proved oil and gas reserves, calculated at the simple arithmetic average, first-day-of-the-month prices during the twelve- month period before the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10%;

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

Revenue Recognition—The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 606,

Revenue from Contracts with Customers.

The Company’s revenue is generated primarily from the sale of oil, gas and natural gas liquids (“NGL”) produced from working interests and to a lesser extent from royalty interests in oil and gas properties owned by the Company. As a working interest owner, the Company is responsible for the incurred production expenses proportionate to the interest stipulated in the operating agreement. As a non- operator, the Company does not manage the daily well operations, which are borne by the well operator. Sales of oil, gas and NGLs are recognized at the time control of the product is transferred to the customer.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2021, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward- looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value of between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income-producing investments consist principally of debt securities including subordinate debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long- term capital appreciation through the exercise and sale of warrants received in connection with the financing. To the extent that we remain a BDC, we will seek to achieve capital appreciation by making investments in equity and equity- oriented securities issued by privately-owned companies (and smaller public companies) in transactions negotiated directly with such companies. Given market conditions over the past several years and the performance of our portfolio, our management and Board of Directors believe it is prudent to continue to review alternatives to refine and further clarify the current strategies.

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

During the six months ended June 30, 2021, we recorded a net change in unrealized appreciation of $2.9 million, to a net unrealized appreciation of $2.3 million. Such change in unrealized appreciation resulted primarily from an increase in fair value of our holding in Equus Energy, LLC of $2.9 million, principally due to increases in mineral acreage prices and a substantial increase in the short-and long- term prices for crude oil and natural gas.

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

