Form 10-Q/A
period 2022-09-30
EQUUS TOTAL RETURN, INC.
filed 2025-12-18
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File Number 814-00098

EQUUS TOTAL RETURN, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0345915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Louisiana St.,48th Floor Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Registrant’s telephone number, including area code: (713) 529-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2022 (“Original Filing”).

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

Preferred stock, $0.001 par value per share; 10,000,000 and 5,000,000 shares authorized, respectively
Common stock, par value	$13	$13
Capital in excess of par value	74,685	74,685
Accumulated deficit	(38,468)	(38,333)
Total net assets	$36,230	$36,365
Shares of common stock issued and outstanding, $0.001 par value, 100,000 and 50,000 shares authorized, respectively	13,518	13,518
Shares of preferred stock issued and outstanding, $0.001 par value, 10,000 and 5,000 shares authorized, respectively	—	—
Net asset value per share	$2.68	$2.69

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

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
(in thousands)	2022	2021
Reconciliation of (decrease) increase in net assets resulting from operations to net cash
(used in) provided by operating activities:
Net (decrease) increase in net assets resulting from operations	$(135)	$2,466
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gain
Escrow receivable	—	(349)
Net change in unrealized appreciation of portfolio securities
Control investments	(2,500)	(4,650)
Purchase of portfolio securities	—	(350)
(Purchases) sales of temporary cash investments, net	(1,499)	24,000
Changes in operating assets and liabilities:
Accrued escrow receivable	—	2,538
Other assets	(250)	(375)
Accounts payable and accrued liabilities	(459)	(267)
Accounts payable to related parties	(12)	(1)
Net cash (used in) provided by operating activities	(4,855)	23,012
Cash flows from financing activities:
Borrowings under margin account	10,999	—
Repayments under margin account	(9,500)	(24,000)
Net cash provided by (used in) financing activities	1,499	(24,000)
Net (decrease) increase in cash and cash equivalents	(3,356)	(988)
Cash and cash equivalents and restricted cash at beginning of period	23,490	23,879

Cash and cash equivalents and restricted cash at end of period	$20,134	$22,891
Supplemental disclosure of cash flow information:
Interest paid	$4	$1
Income taxes paid	$49	$20

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2022 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments	$15,500	Guideline Transaction Method	Acreage Value (per acre)	$1,500		$11,000		$4,062
			Proved Reserve Multiple	3.8	x	9.3	x	7.4	x
			Daily Production Multiple	29,466.6	x	45,285.2	x	44,850.1	x
		Discounted Cash Flow	Discount Rate	11.0%		11.0%		11.0%

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2021 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments	$13,000	Guideline Transaction Method	Acreage Value (per acre)	$1,500		$10,000		$5,750
			Proved Reserve Multiple	3.6	x	7.3	x	7.2	x
			Daily Production Multiple	15,425.3	x	37,215.1	x	36,393.7	x
		Discounted Cash Flow	Discount Rate	11.0%		11.0%		11.0%

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of September 30, 2022 and December 31, 2021 and for the three months and nine months ended September 30, 2022 and 2021, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$351	$640
Accounts receivable	417	215
Total current assets	768	855
Oil and gas properties	8,097	8,097
Less: accumulated depletion, depreciation and amortization	(8,094)	(8,093)
Net oil and gas properties	3	4
Total assets	$771	$859

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$101	$103
Due to affiliate	350	350
Total current liabilities	451	453
Asset retirement obligations	216	214
Total liabilities	667	667

Total member's equity (deficit)	104	192

Total liabilities and member's equity (deficit)	$771	$859

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

