Form 10-K/A
period 2022-12-31
EQUUS TOTAL RETURN, INC.
filed 2025-12-18
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) which supersedes and replaces in its entirety the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023 (“Original Filing”).

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

23

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

(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on June 24, 2014.]

10.	Material Contracts.

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

EQUUS TOTAL RETURN, INC.

Date: December 18, 2025	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	December 18, 2025
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	December 18, 2025
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	December 18, 2025
Henry W. Hankinson

/S/ ROBERT L. KNAUSS	Director	December 18, 2025
Robert L. Knauss

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	December 18, 2025
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 18, 2025
L’Sheryl D. Hudson

