Form 10-Q/A
period 2023-03-31
EQUUS TOTAL RETURN, INC.
filed 2025-12-18
CIK 878932

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

_________________________________________________________________

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023 (“Original Filing”).

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

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2023 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2023	$15,650	$—	$—	$15,650
Change in unrealized appreciation	—	—	—	—
Purchases of portfolio securities	—	—	—	—
Fair value as of March 31, 2023	$15,650	$—	$—	$15,650

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of March 31, 2023 and December 31, 2022 are as follows:

& Negative Thick Space;	March 31, 2023	December 31, 2022
Accumulated undistributed net investment losses	$(48,563)	$(47,430)
Unrealized appreciation of portfolio securities, net	7,539	7,539
Accumulated undistributed net capital gains	432	430
Accumulated deficit	$(40,592)	$(39,461)

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

Accounting Standards Not Yet Adopted— In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Fund is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$359	$205
Accounts receivable	145	208
Other current assets	12	12
Total current assets	516	425
Oil and gas properties	8,155	8,155
Less: accumulated depletion, depreciation and amortization	(8,095)	(8,095)
Net oil and gas properties	60	60
Total assets	$576	$485

Liabilities and member’s deficit
Current liabilities:
Accounts payable and other	$249	$110
Due to affiliate	850	350
Total current liabilities	1,099	460
Asset retirement obligations	217	216
Total liabilities	1,316	676

Total member’s deficit	(740)	(191)

Total liabilities and member’s deficit	$576	$485

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
Changes in operating assets and liabilities:
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

Revenue Recognition—The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

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

