Form 10-Q/A
period 2023-06-30
EQUUS TOTAL RETURN, INC.
filed 2025-12-18
CIK 878932

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023 (“Original Filing”).

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

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six months ended June 30,
	2023	2022

Expenses	$(0.15)	$(0.13)

Net investment loss	(0.15)	(0.13)

Net change in unrealized appreciation of portfolio securities	0.50	0.19
Net increase in net assets	0.35	0.06
Net assets at beginning of period	2.61	2.69
Net assets at end of period, basic and diluted	$2.96	$2.75
Weighted average number of shares outstanding during period, in thousands	13,518	13,518
Market price per share:
Beginning of period	$1.43	$2.38
End of period	$1.52	$2.61
Selected information and ratios:
Ratio of expenses to average net assets	(5.35)%	4.65%
Ratio of net investment loss to average net assets	(5.30)%	(4.65)%
Ratio of net increase in net assets resulting from operations to average net assets	12.79%	2.15%
Return on net asset value	(3.45)%	2.23%
Total return on market price (1)	6.29%	9.66%

(1)	Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

JUNE 30, 2023

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company	Industry	Investment	Investment	Principal	Investment	Value(1)

Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$15,650
Morgan E&P, LLC (3) Houston, TX	Energy	April 2023	Member interest (100%)		—	6,800
			12% senior secured promissory note due 5/26 (4)	$750	750	750
					750	7,550
Total Control Investments: Majority-owned (represents 64.1% of total investments at fair value)					8,861	23,200
Temporary Cash Investments
U.S. Treasury Bill	Government	June 2023	UST 0% 7/23	12,989	12,989	12,989
Total Temporary Cash Investments (represents 35.9% of total investments at fair value)					12,989	12,989
Total Investments					$21,850	$36,189

(1)	See Note 3 to the financial statements, Valuation of Investments.
(2)	Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of such company.
(3)	Level 3 Portfolio Investment.
(4)	Income producing.

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2023 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500	$11,000	$4,062
Equus Energy, LLC	$ 15,650	Guideline Transaction Method	Proved Reserve Multiple	4.5x	11.9x	10.2x
			Daily Production Multiple	18,578.7x	50,861.2x	45,069.6x
			Discount Rate	11.3%	11.3%	11.3%

			Proved Reserve Multiple	9,198x	11,337x	10,267.5x
		Guideline Public Company Method	Daily Production Multiple	34,150x	53,622x	43,886x
Morgan E&P, LLC	6,800		Proved Reserve Multiple	8,878x	12,716x	10,797x
		Guideline Transaction Method	Daily Production Multiple	36,221x	60,083x	48,152x
		Discounted Cash Flow	Discount Rate	10.7%	12.3%	11.3%

Senior debt
Morgan E&P, LLC	750	Yield analysis	Discount for lack of marketability	12.0%	12.1%	12.05%

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

