Form 10-Q/A
period 2023-09-30
EQUUS TOTAL RETURN, INC.
filed 2025-12-18
CIK 878932

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

______________________________________________________________________

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

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023 (“Original Filing”).

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

(A Delaware Corporation) INDEX

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

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Investment income:
Control investments	$32	$—	$40	$—
Total interest and dividend income	32	—	40	—
Interest from temporary cash investments	10	—	20	—
Total investment income	42	—	60	—

Expenses:
Compensation expense	692	455	1,502	1,144
Professional fees	202	152	728	608
Professional liability expenses	148	181	513	479
Director fees and expenses	75	79	258	247
General and administrative expenses	31	31	101	92
Mailing, printing and other expenses	13	21	65	50
Taxes	3	4	10	11
Interest expense	12	2	14	4
Total expenses	1,176	925	3,191	2,635

Net investment loss	(1,134)	(925)	(3,131)	(2,635)

Net realized gain:
Temporary cash investments	11	—	22	—
Net realized gain	11	—	22	—

Net unrealized appreciation of portfolio securities:
Control investments	8,200	—	15,000	2,500
Net change in net unrealized appreciation of portfolio securities	8,200	—	15,000	2,500

Net increase (decrease) in net assets resulting from operations	$7,077	$925)	$11,891	$(135)

Net increase (decrease) in net assets resulting from operations per share:
Basic and diluted	$0.52	$(0.07)	$0.88	$(0.01)
Weighted average shares outstanding:
Basic and diluted	13,518	13,518	13,518	13,518

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

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Nine months ended Sep 30,
	2023	2022

Investment income	$—	$—
Expenses	(0.23)	(0.19)

Net investment loss	(0.23)	(0.19)

Net change in unrealized appreciation of portfolio securities	1.11	0.18
Net increase in net assets	0.88	(0.01)
Net assets at beginning of period	2.61	2.69
Net assets at end of period, basic and diluted	$3.49	$2.68
Weighted average number of shares outstanding during period, in thousands	13,518	13,518
Market price per share:
Beginning of period	$1.43	$2.38
End of period	$1.48	$1.64
Selected information and ratios:
Ratio of expenses to average net assets	(7.75)%	7.26%
Ratio of net investment loss to average net assets	(7.60)%	(7.26)%
Ratio of net increase in net assets resulting from operations to average net assets	28.87%	(0.37)%
Return on net asset value	33.72%	(0.37)%
Total return on market price (1)	3.50%	(31.09)%

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2022

(Unaudited)

(in thousands, except share data)

Name and Location of Portfolio Company	Industry	Date of Initial Investment	Investment	Principal	Cost of Investment	Fair Value(1)
Control Investments: Majority-owned (2):
Equus Energy, LLC (3) Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$15,650

Total Control Investments: Majority-owned (represents 72.3% of total investments at fair value)					8,111	15,650
Temporary Cash Investments
U.S. Treasury Bill	Government	September 2023	UST 0% 1/23	5,998	5,998	5,998
Total Temporary Cash Investments (represents 27.7% of total investments at fair value)					5,998	5,998
Total Investments					$15,103	$21,648

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

As of September 30, 2023, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of September 30, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Investments:
Control investments	$33,050	$—	$—	$33,050
Total investments	33,050	—	—	33,050
Temporary cash investments	17,987	17,987	—	—
Total investments and temporary cash investments	$51,037	$17,987	$—	$33,050

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

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2022 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using significant unobservable inputs (Level 3)
	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2022	$13,000	$—	$—	$13,000
Change in unrealized appreciation	2,000	—	—	2,000
Fair value as of March 30, 2022	15,000	—	—	15,000
Change in unrealized appreciation	500	—	—	500
Fair value as of June 30, 2022	15,500	—	—	15,500
Change in unrealized appreciation	—	—	—	—
Fair value as of September 30, 2022	$15,500	$—	$—	$15,500

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of September 30, 2023 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500		$11,000		$4,062
Equus Energy, LLC	$15,650	Guideline Transaction Method	Proved Reserve Multiple	4.2	x	10.9	x	7.6	x
			Daily Production Multiple	18,578.7	x	50,253.7	x	34,416.2	x
			Discount Rate	11.3%		11.3%		11.3%

		Guideline Public	Proved Reserve Multiple	10,443	x	14,634	x	12,539	x
		Company Method	Daily Production Multiple	46,190	x	59,506	x	52,848	x
Morgan E&P, LLC	15,000	Guideline Transaction	Proved Reserve Multiple	8,878	x	12,716	x	10,797	x
		Method	Daily Production Multiple	32,565	x	59,790	x	46,178	x
		Discounted Cash Flow	Discount Rate	11.4%		13.1%		12.25%

Senior debt
Morgan E&P, LLC	2,400	Yield analysis	Discount for lack of marketability	12.0%		12.1%		12.05%
	$33,050

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2022 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments
			Acreage Value (per acre)	$1,500		$11,000		$4,062
Equus Energy, LLC	$15,650	Guideline Transaction Method	Proved Reserve Multiple	4.0	x	9.5	x	8.2	x
			Daily Production Multiple	18,578.7	x	47,513.7	x	40,284.4	x
		Discounted Cash Flow	Discount Rate	11.0%		11.0%		11.0%

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

The substantial volatility in world markets has been prominent in the oil and gas sector, with WTI oil prices reaching a multi-year high of $130.00 per barrel in March 2022, and gas prices also reaching a multi-year high in mid- year, both due in part to increased demand, the reluctance of U.S. producers and OPEC nations to generate additional supply, and the conflict in Ukraine. Beginning in the second and third quarters of 2022, oil and natural gas prices retreated substantially before stabilizing in the second quarter of 2023 and subsequently rising again in the third quarter of 2023. Recent oil price stability and subsequent price increases have been significant factors in increased consolidation activity in the Permian Basin where Equus Energy holds most of its development rights. Given such price volatility, the U.S. Energy Information Administration has modified its 2023 oil and gas price forecasts accordingly, with an August 2023 estimate of $87.00 per barrel for Brent crude by the end of 2023, and $2.62 per MMBTU for gas prices by the end of the year.

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

Below is summarized unaudited condensed consolidated financial information for Equus Energy as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

EQUUS ENERGY, LLC

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$50	$205
Accounts receivable	154	208
Other current assets	3	12
Total current assets	207	425
Oil and gas properties	8,158	8,155
Less: accumulated depletion, depreciation and amortization	(8,096)	(8,095)
Net oil and gas properties	62	60
Total assets	$269	$485

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$110	$110
Due to affiliate	$127	350
Total current liabilities	$237	460
Asset retirement obligations	218	216
Total liabilities	455	676

Total member's deficit	(186)	(191)

Total liabilities and member's deficit	$269	$485

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
Changes in operating assets and liabilities:
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

