Form 10-K/A
period 2023-12-31
EQUUS TOTAL RETURN, INC.
filed 2025-12-18
CIK 878932

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

(713) 529-0900

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol	on which registered
Common Stock	EQS	New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Portions of the Proxy Statement (to be filed) for the 2024 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

EXPLANATORY NOTE

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) which supersedes and replaces in its entirety the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2024 (“Original Filing”).

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

We attempt to maximize the return to stockholders in the form of current investment income and long-term capital gains by investing in the debt and equity securities of companies with a total enterprise value between $5.0 million and $75.0 million, although we may engage in transactions with smaller or larger investee companies from time to time. We seek to invest primarily in companies pursuing growth either through acquisition or organically, leveraged buyouts, management buyouts and recapitalizations of existing businesses or special situations. Our income- producing investments consist principally of debt securities, including bonds, subordinated debt, debt convertible into common or preferred stock, or debt combined with warrants and common and preferred stock. Debt and preferred equity financing may also be used to create long-term capital appreciation through the exercise and sale of warrants received in connection with a financing. We seek to achieve capital appreciation by making investments in equity and equity-oriented securities issued by privately-owned companies or smaller public companies in transactions negotiated directly with such companies.

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

Among the factors that could cause actual results to differ materially are the following: (i) changes in the economi# conditions in which we operate, including changes related to the evolving impact of the coronavirus, which might negatively impacting our financial resources; (ii) the substantially greater resources of certain of our competitors than the Fund, potentially reducing the number of suitable investment opportunities offered or reducing the yield necessary to consummate the investment; (iii) the uncertainty regarding the value of our privately held securities that require a good faith estimate of fair value for which a change in estimate could affect the Fund’s net asset value; (iv) the illiquidity of our investments in securities of privately held companies which could affect our ability to realize a gain; (v) the default of one or more of our portfolio companies on their loans or the failure of such companies to provide any returns on our investments which could affect the Fund’s operating results; (vi) our dependence on external financing to grow our business; (vii) our ability to retain key management personnel; (viii) an economic downturn or recession that could impair our portfolio companies and therefore harm our operating results; (iv) our borrowing arrangements, which could impose certain restrictions; (x) changes in interest rates that may affect our cost of capital and net operating income; (xi) our inability to incur additional indebtedness unless the Fund maintains an asset coverage of at least 150%, which may affect returns to our stockholders; (xii) the possible failure of the Fund to continue to qualify for our pass-through treatment as a RIC which could have an effect on stockholder returns; (xiii) the volatility of the price of our common stock; (xiv) general business and economic conditions and other risk factors described in its reports filed from time to time with the SEC; and (xv) risks related to our plan to transform Equus into an operating company or a permanent capital vehicle. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2023, 2022 and 2021, we did not incur any non- recurring expenses.

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

Valuation of Control Investment

As described in Note 3 to the financial statements, the Fund’s control investment portfolio has a total estimated fair value of $40.9 million at December 31, 2023, which includes $32.6 million of limited liability company investments. These limited liability company investments have been determined to be Level 3 investments and utilize inputs that are unobservable and significant to the fair value measurement. Management engaged an independent third- party firm to assist in the determination of the fair value estimate of the Fund’s limited liability company Investments.

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

Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022 respectively
Common stock, par value	$14	$13
Capital in excess of par value	74,785	74,685
Accumulated deficit	(26,512)	(39,461)
Total net assets	$48,287	$35,237
Shares of common stock issued and outstanding, $0.001 par value, 100,000 and 50,000 shares authorized, respectively	13,586	13,518
Net asset value per share	$3.55	$2.61

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

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2023	2022	2021	2020	2019

Investment income	$0.02	$—	$—	$0.02	$0.03
Expenses	0.33	0.27	0.26	0.38	0.28

Net investment loss	(0.31)	(0.27)	(0.26)	(0.36)	(0.25)

Net realized gain (loss)	0.00	0.00	0.03	1.37	(0.20)
Net change in unrealized appreciation of portfolio securities	1.25	0.19	0.42	(2.05)	0.58
Net change in unrealized depreciation of portfolio securities - related party	—	—	—	0.13	0.03
Net increase (decrease) in net assets resulting from operations	0.94	(0.08)	0.19	(0.91)	0.16
Capital transactions:
Shares issued for portfolio securities	—	—	—	0.01	0.02
Dilutive effect of shares issued	—	—	—	—	—
Decrease in net assets resulting from capital transactions	—	—	—	0.01	0.02
Net increase (decrease) in net assets	0.94	(0.08)	0.19	(0.90)	0.18
Net assets at beginning of period	2.61	2.69	2.50	3.40	3.22
Net assets at end of period, basic and diluted	$3.55	$2.61	$2.69	$2.50	$3.40
Weighted average number of shares outstanding during period, in thousands	13,526	13,518	13,518	13,518	13,518
Market price per share:
Beginning of period	$1.43	$2.38	$2.16	$1.82	$1.96
End of period	$1.45	$1.43	$2.38	$2.16	$1.82
Selected information and ratios:
Ratio of expenses to average net assets	10.26%	10.14%	9.77%	13.00%	8.36%
Ratio of net investment loss to average net assets	(9.66)%	(10.14)%	(9.77)%	(12.20)%	(7.58)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	31.01%	(3.15)%	7.38%	(30.82)%	4.86%
Total return on market price (1)	1.40%	(39.92)%	10.19%	18.68%	(7.14)%

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2023

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)
Control Investments: Majority-owned (3):
Equus Energy, LLC (4)
Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$10,000

Morgan E&P, LLC (4)
Houston, TX	Energy	April 2023	Member interest (100%)		—	22,600
			12% senior secured
			promissory note due 5/26 (5)	$8,253	8,253	8,253
					8,253	30,853
Total Control Investments: Majority-owned (represents 47.6%of total investments at fair value)					16,364	40,853
U.S. Treasury Bills
U.S. Treasury Bills	Government	December 2023	UST 0% 1/24	44,955	44,955	44,955
Total U.S. Treasury bills (represents 52.4% of total investments at fair value)					44,955	44,955
Total Investments					$61,319	$85,808

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

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2022

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)
Control Investments: Majority-owned (3):
Equus Energy, LLC (4)
Houston, TX	Energy	December 2011	Member interest (100%)		$8,111	$15,650

Total Control Investments: Majority-owned (represents 72.3% of total investments at fair value)					8,111	15,650
Temporary Cash Investments
U.S. Treasury Bills	Government	December 2022	UST 0% 1/23	5,998	5,998	5,998
Total Temporary Cash Investments (represents 27.7% of total investments at fair value)					5,998	5,998
Total Investments					$14,109	$21,648

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

The following table provides a reconciliation of fair value changes during 2023 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2023	$15,650	$—	$—	$15,650
Change in unrealized appreciation	16,950	—	—	16,950
Purchases of portfolio securities	8,253	—	—	8,253
Fair value as of December 31,2023	$40,853	$—	$—	$40,853

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2023:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average
Limited liability company investments
Equus Energy, LLC	$10,000		Acreage Value (per acre)	$1,500		$11,000		$4,062
		Guideline Transaction Method	Proved Reserve Multiple	4.2	x	10.9	x	9.0	x
			Daily Production Multiple	19,577.2	x	47,197.76	x	41,648.4	x
		Discounted Cash Flow	Discount Rate	12.8%		12.8%		12.8%
		Guideline Public Company Method	Proved Reserve Multiple	10,180	x	13,953	x	12,067	x
			Daily Production Multiple	44,054	x	58,025	x	51,040	x
Morgan E&P, LLC	22,600	Guideline Transaction Method	Proved Reserve Multiple	8,878	x	12,716	x	10,797	x
			Daily Production Multiple	32,565	x	59,790	x	46,178	x
		Discounted Cash Flow	Discount Rate	10.9%		12.9%		11.90%

Senior debt
Morgan E&P, LLC	8,253	Yield analysis	Discount for lack of marketability	11.13%		12.0%		11.57%
	$40,853

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2022:

						Range
	Fair	Valuation	Unobservable					Weighted
(in thousands)	Value	Techniques	Inputs	Minimum		Maximum		Average
Limited liability company investments
			Acreage Value (per acre)	$1,500		$11,000		$4,062
Equus Energy, LLC	$15,650	Guideline Transaction Method	Proved Reserve Multiple	4.0	x	9.5	x	8.2	x
			Daily Production Multiple	18.578.7x		47,513.7	x	40,284.4	x
		Discounted Cash Flow	Discount Rate	11.0%		11.0%		11.0%

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Balance Sheet as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Accumulated undistributed net investment losses	$(51,465)	$(47,430)
Unrealized appreciation of portfolio securities, net	24,489	7,539
Accumulated undistributed net capital gains	464	430
Accumulated deficit	$(26,512)	$(39,461)

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

In general, we may take certain adjustments to the classification of net assets as a result of permanent book-to- tax differences, which may include differences in the book and tax basis of certain assets and liabilities, and undistributed net capital gains for which we have loss carryforwards, among other items. During the year ended December 31, 2021, according and pursuant to ASC 946-20-50, we recharacterized $18.5 million in accumulated undistributed net capital gains for which we had loss carryforwards, among other items. Accordingly, this recharacterization has increased capital in excess of par and decreased accumulated deficit. .

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

The following table summarizes significant investment activity during the year ended December 31, 2021 (in thousands):

	Investment Activity
	New Investments		Existing Investments
			Follow-On
Portfolio Company	Cash	Non-Cash	Cash	PIK	Total
Equus Energy, LLC	$—	$—	$350	$—	$350

	$—	$—	$350	$—	$350

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

Below is selected financial information from the audited financial statements of Equus Energy as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021 (in thousands):

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets Current assets:
Cash and cash equivalents	$71	$205
Accounts receivable	167	208
Other current assets	—	12
Total current assets	238	425
Oil and gas properties	8,173	8,155
Less: accumulated depletion, depreciation and amortization	(8,097)	(8,095)
Net oil and gas properties	77	60
Total assets	$315	$485

Liabilities and member's deficit
Current liabilities:
Accounts payable and other	$105	$110
Due to affiliate	126	350
Total current liabilities	231	460
Asset retirement obligations	233	216
Total liabilities	464	676

Total member's deficit	$(149)	$(191)

Total liabilities and member's deficit	$315	$485

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
Operating revenue	$646	$1,063	$855
Operating expenses
Direct operating expenses	504	420	595
Gain on sale of oil and gas properties	—	—	(22)
Depletion, depreciation, amortization and accretion	4	4	7
Impairment of oil and gas properties	—	—	32
Salaries	324	383	-
Professional fees	654	713	306
General and administrative	117	75	6
Total operating expenses	1,603	1,596	924
Loss from operations	(958)	(533)	(69)
Non-operating income
Other income	1,000	—	—
Total other income	1,000	—	—
Net income (loss)	$42	$(533)	$(69)

EQUUS ENERGY, LLC and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:

Net income (loss)	$42	(533)	(69)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	2	2	—
Gain on sale of oil and gas properties	—	—	(22)
Accretion expense	2	2	7
Impairment	—	—	32
Changes in operating assets and liabilities:
Accounts receivable	41	7	(138)
Prepaid expenses and other current assets	12	(12)	—
Accounts payable and accrued liabilities	(5)	7	(127)
Due to parent	(224)	—	—
Net cash provided by (used in) operating activities	(130)	(527)	(317)

Cash flows from investing activities:
Investment in oil & gas properties	(18)	(58)	(36)
Sale of oil & gas properties	—	—	22
Net cash used in investing activities	(18)	(58)	(14)

Cash flows from financing activities:
Capital contribution	—	150	350
Net cash (used in) provided by investing activities	—	150	350
Net (decrease) increase in cash	(134)	(435)	19
Cash and cash equivalents at beginning of period	205	640	621
Cash and cash equivalents at end of period	$71	$205	$640

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

Below is summarized audited condensed consolidated financial information for Morgan E&P, LLC as of December 31, 2023 and for the period from inception (April 3, 2023) through December 31, 2023, respectively, (in thousands):

MORGAN E&P, LLC

Condensed Balance Sheets

Assets:	December 31, 2023
Cash and cash equivalents	$2,441
Oil and gas receivables:
Revenue receivables	464
Joint interest billing receivables	1,391
Prepaids and other current assets	133
Current assets	4,428

Property, plant and equipment
Oil and gas properties, net-full cost method	10,326
Operating lease - right-of-use assets	270
Other property, plant and equipment, net	46
Total property, plant and equipment - net	10,643
Total assets	$15,071

Liabilities and member's deficit

Current liabilities
Accounts payable	$2,372
Revenue payable	221
Prepayments from working interest owners	122
Current portion of lease liabilities	28
Due to parent	13
Accrued liabilities	5,383
Total current liabilities	8,129

Long-term liabilities
Asset retirement obligations	4
Long-term operating lease liabilities	254
Note payable - Due to parent	8,253
Long-term accrued liabilities	225
Total long-term liabilities	8,736
Total liabilities	16,875

Retained deficit	(1,804)
Total member's deficit	$(1,804)
Total liabilities and member's deficit	$15,071

MORGAN E&P, LLC

Condensed Statements of Operations

From inception (April 3, 2023) to December 31, 2023

Oil and gas revenues	$270

Operating costs and expenses
Lease operating expense	268
Production and ad valorem taxes	27
Depreciation, depletion, and amortization	60
General and administrative	1,510
Total operating costs and expenses	1,865
Loss from operations	(1,595)
Other income (expense)
Interest income	16
Interest expense	(225)
Total other income and expenses, net	(209)
Net loss	$(1,804)

MORGAN E&P, LLC

Condensed Statements of Cash Flows

From inception (April 3, 2023) through
December 31, 2023
Cash flows from operating activities: Net loss	$(1,804)
Adjustments to reconcile net income to cash flows used in operating activities:
Depreciation, depletion, amortization	60
Amortization of right-of-use assets
Changes in operating assets and liabilities:	12
Revenue receivables	(464)
Joint interest billing receivables	(291)
Prepaids and other current assets	(133)
Accounts payable	85
Revenue payable	221
Prepayments from working interest owners	1,701
Accounts payable - Due to parent	13
Accrued liabilities	1,035
Net cash provided used in operating activities	436
Cash flows from investing activities:
Additions to oil and gas properties	(5,700)
Acquisition of oil and gas properties	(500)
Additions to other property, plant and equipment	(48)
Net cash used in investing activities	(6,248)
Cash flows from financing activities:
Proceeds from note payable - Due to parent	8,253
Net cash used by financing activities	8,253
Net change in cash	2,441
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$2,441

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates

Item 16. Form 10-K Summary

Not Included.

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)

		Year Ended December 31, 2022
Portfolio Company	Investment(a)	Amount of Interest or Dividend Credited to Income(d)	As of December 31, 2021 Fair Value	Gross Additions(b)	Gross Reductions(c)	Decrease in Unrealized Appreciation / Depreciation	As of December 31, 2022 Fair Value
Control Investments: Majority-owned

Equus Energy, LLC	Member interest (100%)	$—	$13,000	$150	$—	$2,500	$15,650

Total Control Investments: Majority- owned			13,000	150		2,500	15,650
Total Control Investments		$—	$13,000	$150	$—	$2,500	$15,650

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

