Form 10-K
period 2025-12-31
EQUUS TOTAL RETURN, INC.
filed 2026-04-17
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $8,642,891 computed on the basis of $1.36 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2025. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,966,696 shares of the registrant’s common stock, $.001 par value, outstanding as of April XX, 2026. The net asset value of a share of the Registrant as of December 31, 2025 was $1.19.

Portions of the Proxy Statement (to be filed) for the 2026 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

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

Impact of Geopolitical Events on the Oil and Gas Sector. The substantial volatility in world markets has been prominent in the oil and gas sector in the past several years, with geopolitical conflicts being a significant contributor to short-term price changes. In the aftermath of the commencement of hostilities in Ukraine in 2022, oil prices began a rise and fall in successive quarters between the third quarter of 2023 and the fourth quarter of 2024 before experiencing a slow and steady decline from the end of 2024 and throughout 2025, and stood at $57.26 as of December 31, 2025. The recent conflict with Iran, while not greatly affecting long-term prices, has had a dramatic effect on spot prices in the first quarter of 2026. Since the beginning of 2024, natural gas prices steadily increased before declining in the first three quarters of 2025 and recovering at the end of the year, finishing the year ended December 31, 2025 at $4.00 per MMBTU. Recent long-term oil price stability has been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, Inc. holds its development rights.

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

Current Portfolio Companies

For a description of our portfolio company investments as of December 31, 2025, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Portfolio Securities.”

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

Properties

Our principal executive offices are located at 700 Louisiana St., 41st Floor, Houston, Texas 77002. Should we remain a BDC and not transform into an operating company or a permanent capital vehicle, we believe our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

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

Certifications

In July 2025, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, we submitted to the NYSE an unqualified certification of our Chief Executive Officer. In addition, certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10- K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

The oil and gas business is fundamentally a commodity-based enterprise. This means that the operations and earnings of Morgan E&P, Inc. (“Morgan”) may be significantly affected by changes in prices of oil, gas and natural gas liquids. The prices of these products are also dependent upon local, regional and global events or conditions that affect supply and demand for the relevant commodity. In addition, the pricing of these commodities is highly dependent upon technological improvements in energy production and development, energy efficiency, and seasonal weather patterns. Moreover, as a worldwide commodity, the price of oil and natural gas is also influenced by global demand, changes in currency exchange rates, interest rates, and inflation. Morgan does not employ any hedging strategies in respect of its oil and gas holdings and is therefore subject to price fluctuations resulting from these and other factors. The operational results and financial condition of Morgan, as well as the economic attractiveness of future capital expenditures for new drilling, may be materially adversely affected as a result of lower oil and gas prices.

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

We have had net investment losses in the past five years, with a net investment loss of $3.7 million for the year ended December 31, 2025. We cannot assure you that we will be able to increase our net assets or generate net investment income. If we fail to increase the Fund’s net assets or generate net investment income, such failure will likely have a material adverse effect upon the Fund, our results of operation, and our financial condition. You could lose all or a substantial amount of your investment in the Fund as a result.

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

As discussed above in “Our business depends on external financing,” we historically have borrowed funds necessary to make qualifying investments to satisfy the Subchapter M diversification requirements. We undertook no such borrowings during 2025.

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

In prior years, we announced our plan to effect the restructuring of the Fund as an operating company no longer subject to the 1940 Act, which transaction could take the form of a sale of Equus, a restructuring, a recapitalization, merger, or other business combination, or the conversion of Equus into a permanent capital vehicle. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of a transformative transaction of Equus into an operating company or permanent capital vehicle. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and, although we believe we will consummate a transaction that would result in the transformation of Equus into an operating company during 2026, we may be wrong. Our Board of Directors has not set a timetable for completion of the evaluation of a potential transaction.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “EQS”. We had approximately 1,640 stockholders as of December 31, 2025, 586 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name. As of December 31, 2025, our net asset value per share was $1.19.

The following table reflects the high and low closing sales prices per share of our common stock on the NYSE, and net asset value (“NAV”) per share for each of the three years ended December 31, 2025, by quarter:

	2025				2024				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$1.38	$1.38	$2.49	$2.32	$1.68	$1.53	$1.48	$1.40	$1.75	$1.65	$1.55	$1.51
Low	1.01	0.78	1.35	1.52	1.42	1.25	1.24	1.04	1.44	1.46	1.35	1.38
NAV	2.52	2.51	1.90	1.19	3.38	3.66	2.96	2.17	2.52	2.96	3.49	3.55

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the NYSE Composite Index and the S&P 500 Index for the five years ended December 31, 2025. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2020 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are incorporating by reference Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2024 compared to fiscal year 2023.

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

Expenses. Currently, our primary operating expenses include director fees and expenses, professional fees, compensation expense, and general and administrative fees. During 2025, 2024 and 2023, we did not incur any non- recurring expenses.

Non-Operating Subsidiary. We have established Equus Total Return (Canada) Inc. as a wholly-owned subsidiary to facilitate payments to Canadian personnel and contractors who provide services to the Fund. We consider Equus Total Return (Canada) Inc. a disregarded entity for accounting purposes, inasmuch as it does not have active operations.

Operating Activities. We use cash to make new investments and follow-on investments in our existing portfolio companies. We record these investments at cost on the applicable trade date. Realized gains or losses are computed using the specific identification method. On an ongoing basis, we carry our investments in our financial statements at fair value, as determined by our board of directors. See “Critical Accounting Estimates – Valuation of Investments” below. As of December 31, 2025, we had invested 104.3% of our net assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. At that time, we had invested 0% of our net assets in membership interests in limited liability companies.

Commitments. Under certain circumstances, we make follow-on investments in some of our portfolio companies. As of December 31, 2025, we had no outstanding commitments in our portfolio companies.

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

The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. Inasmuch as all existing awards under the Incentive Plan became fully-vested prior to 2021, we recorded no compensation expense relating to awards made under the Incentive Plan for the years ended December 31, 2024, 2023 and 2022. During the year ended December 31, 2025, we awarded an additional 380,523 shares of restricted stock under the Incentive Plan to officers of the Fund and to consultants of Morgan. These awards were fully vested as of the date of grant.

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

Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, amounting to $12.5 million and $27.5 million as of December 31, 2025 and 2024, respectively, our fair value determinations may materially differ from the values that would have been used had a ready market existed for the securities. See Note 3 to the financial statements included in Item 8.

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

Current Market Conditions

U.S. GDP increased at an annualized rate of 0.7% in the fourth quarter of 2025, well below consensus estimates of 3.0% for the quarter and substantially lower than GDP growth for the third quarter of 2025 (4.4%), as well as the fourth quarter of 2024 (2.1%). For the full year 2025, GDP growth was 2.1% as compared to 2.8% in 2024. The sharp decrease in GDP during the fourth quarter of 2025 was driven principally by decreases in government and consumer spending, and exports, as well as a decrease in business investment during the quarter. The Congressional Budget Office is projecting GDP growth of 2.5% for 2026 and 1.8% for 2027. The CBO report was released prior to the start of hostilities with Iran and a sharp increase in short-term energy prices which has resulted in a downward adjustment to other, more recent, GDP forecasts. Goldman Sachs, which initially predicted GDP growth of 2.9% for 2026, has now revised its estimate to 2.2%, citing oil price spikes and supply chain risks, and has also increased its estimate of the probability of a U.S. recession to 25%. (Sources: Bureau of Economic Analysis; Goldman Sachs; Congressional Budget Office).

As of February 2026, the U.S. unemployment rate stood at 4.4%, and has remained largely stable for a considerable period, fluctuating between 3.54% and 4.4% for the previous 36 months. With the advent of tariffs, government layoffs, and a more aggressive deportation policy for undocumented immigrants, most economists are projecting the unemployment rate to increase slightly to 4.5% during the remainder of 2026. Moreover, the labor participation rate remains at approximately 62.5%, the same rate as one year previously, and still below the pre-pandemic high of 63.3% of February 2020. Most of the recent employment gains in 2024 and 2025 were due to gains in healthcare and healthcare services, government, and retail trade. (Sources: U.S. Bureau of Labor Statistics; Trading Economics).

Beginning in 2021 and continuing through 2022, consumer prices increased the most in four decades, reaching a high of 8.3%, before steadily declining, more or less, throughout 2023 and continuing through 2025, finishing the year at 2.7%. This trend has continued into January 2026, where the U.S. Bureau of Labor Statistics reported an annualized rate of 2.4%. Notwithstanding a projected slowing of the U.S. economy for 2026, most economists are projecting similar rates of inflation for 2026 as compared to 2025, principally due to the continued effect of expected tariffs on imported goods and an increase in short-term energy prices. (Sources: U.S. Bureau of Labor Statistics; Morgan Stanley).

Global merger and acquisition activity in 2025 surged to $4.8 trillion, an increase of 36% from 2024 and the second highest total on record. Artificial intelligence and large, multibillion dollar transactions dominated the theme of M&A activity during the year and are expected to continue to do so in 2026. Analysts are cautiously optimistic for 2026, as potential headwinds may materialize in private credit markets, ongoing regulatory scrutiny of larger transactions, and a recent spike in energy prices, any or all of which may disrupt consolidation activity in the short to medium term. (Sources: S&P Global; Ernst & Young).

Private equity activity plateaued at $2.1 trillion in 2025, matching the same amount in 2024, which was only up slightly over 2023, all of which years are substantially below the post-pandemic highs of 2021 and 2022. Private equity fundraising was lower again for the fourth straight year due to a weak exit environment that has constrained liquidity, with fund flows down 23% in 2025 as compared to 2024, which was itself down 30% from 2023. (Source: S&P Global)

During 2025, our net asset value decreased from $2.17 per share as of December 31, 2024 to $1.19 per share as of December 31, 2025. As of December 31, 2025, our common stock was trading at a 18.5% premium to our net asset value as compared to a 49.3% discount as of December 31, 2024.

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

Year Ended December 31, 2025

As of December 31, 2025, we had total assets of $21.3 million, of which $17.3 million were invested in portfolio investments and $0.1 million were invested in cash and cash equivalents.

Operating Activities. We used $2.1 million in cash for operating activities in 2025, principally due to $1.6 million used in connection with the purchase of investments, $2.2 million paid in fees to professional advisors, directors and other fees, which amount was offset by $1.7 million received from sales in investments.

Financing Activities. We generated $2.0 million in cash from financing activities for 2025, principally in connection with borrowings.

We did not declare any dividends in 2025.

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

Results of Operations Investment Income and Expense

Year Ended December 31, 2025 as compared to Year Ended December 31, 2024

Total income from portfolio securities was $1.4 million for 2025 and $1.3 million for 2024. Compensation expense increased to $2.1 million in 2025 from $1.8 million in 2024.

As a result of the factors described above, net investment loss after expenses was $3.7 million for 2025 as compared to a net investment loss of $3.3 million in 2024.

Summary of Portfolio Investment Activity

New and Follow-On Investments

Year Ended December 31, 2025

During 2025, we made a $1.5 million investment in CitroTech, Inc. (formerly, General Enterprise Ventures, Inc.) and a $2.8 million investment in North American Energy Opportunities Corp. (“ NAEOC”).

The following table includes summarizes new and follow-on investment activity during the year ended December 31, 2025 (in thousands):

Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
CitroTech, Inc.	$ 1,500	$ -	$ -	$ 94	$ 1,594
North American Energy Opportunites Corp	-	2,750	-	-	2,750

	$ 1,500	$ 2,750	$ -	$ 94	$ 4,344

Year Ended December 31, 2024

During 2024, we made a $2.2 million investment in Morgan E&P, Inc.

The following table includes summarizes new and follow-on investment activity during the year ended December 31, 2024 (in thousands):

Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$ -	$ -	$ 2,247	$ -	$ 2,247

	$ -	$ -	$ 2,247	$ -	$ 2,247

Realized Gains and Losses

Year Ended December 31, 2025

During 2025, we realized capital gains of $0.4 million as a result of disposition of shares with a cost of $0.2 million we held in CitroTech, Inc. We realized a capital loss of $4.3 million in connection with our sale of Equus Energy, LLC in the first quarter of 2025. Further, we also realized capital losses of $2.8 million as a result of the write-off of our investment in NAEOC.

Year Ended December 31, 2024

We realized capital gains of $138 thousand as a result of disposition of U.S. Treasury bills.

Year Ended December 31, 2023

We realized capital gains of $34 thousand as a result of disposition of U.S. Treasury bills.

Changes in Unrealized Appreciation of Portfolio Securities

Year Ended December 31, 2025

During 2025, we recorded a decrease of $3.5 million in net unrealized appreciation, from an unrealized appreciation of $8.9 million at December 31, 2024 to a net unrealized appreciation of $5.4 million at December 31, 2025. Such change in unrealized appreciation resulted primarily from the increase in fair value of our holdings in CitroTech, Inc. of $5.4 million and the reversal of an unrealized loss of $4.1 million when we sold our interest in Equus Energy, offset by the decrease in the fair value of our holdings in Morgan E&P, Inc. of $13.0 million, principally due to a lower forward price curve for oil, as well as the elimination of certain reserves due to limited production.

Year Ended December 31, 2024

During 2024, we recorded a decrease of $15.6 million in net unrealized appreciation, from an unrealized appreciation of $24.5 million at December 31, 2023 to a net unrealized appreciation of $8.9 million at December 31, 2024. Such change in unrealized appreciation resulted primarily from the decrease in the fair value of our holdings in Morgan E&P, Inc. of $9.6 million, principally due to a lower forward price curve for oil, as well as the reclassification of certain of its proved reserves from producing to non-producing. The change in unrealized appreciation also resulted from the decrease in fair value of our holding in Equus Energy, LLC of $6.0 million, principally due to decreases in the forward curve for oil and natural gas and its effect on the economic prospects of Equus Energy regarding future development of its oil and gas properties. See Subsequent Events below where we sold our interest in Equus Energy in March 2025 for a combination of cash and preferred stock valued at $4.0 million.

Year Ended December 31, 2023

During 2023, we recorded an increase of $17.0 million in net unrealized appreciation, from an unrealized appreciation of $7.5 million at December 31, 2022 to a net unrealized appreciation of $24.5 million at December 31, 2023. Such change in unrealized appreciation resulted primarily from the increase in the fair value of our holdings in Morgan E&P, Inc. of $22.6 million, principally due to substantial increases in Morgan’s reserves and the reclassification of certain of its proved reserves from undeveloped to producing. The increase in the fair value of Morgan was offset by the decrease in fair value of our holding in Equus Energy, LLC of $5.7 million, principally due to decreases in the forward curve for natural gas and its effect on the economic prospects of Equus Energy regarding future development of its gas properties.

Portfolio Securities

As of December 31, 2025, we had active investments in the following portfolio companies:

CitroTech, Inc.

On February 10, 2025, we purchased from CitroTech, Inc., (formerly, General Enterprise Ventures, Inc.) a developer of fire suppression products (“CITR”), a 1- year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“CITR Note”). Contemporaneously with the purchase of the CITR Note, the Fund also received a common stock purchase warrant to acquire an aggregate of 312,500 shares of CITR common stock at an exercise price of $3.00 per share (“CITR Warrant”). The shares of CITR are traded on the NYSE American Stock Exchange under the symbol ‘CITR’. In the third quarter of 2025, we converted the CITR Note and interest, as accrued, into 664,041 CITR shares, and in the fourth quarter of 2025, we sold 73,002 of our CITR shares. As of December 31, 2025, the CITR share price stood at $8.08 per share. Applying this price to the value of our remaining CITR shares and a Black-Scholes valuation analysis to the CITR Warrant, we valued our debt and equity interest in CITR at $6.8 million at December 31, 2025.

Morgan E&P, Inc.

Morgan E&P, LLC (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. In 2025, we reorganized Morgan as a Delaware corporation taxed according to the requirements of Subchapter C of the Internal Revenue Code. On May 22, 2023, Morgan completed the acquisition of 4,747.52 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota, and acquired approximately 1,100 additional acres on September 26, 2023. The acreage and associated mineral rights were acquired from Pro Energy I LLC (“Pro Energy”), a company whose principals have decades of oil and gas experience and who have themselves drilled over 1,800 horizontal wells in the Williston Basin over a 10-year period. In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, which amount was subsequently amended to $10.5 million, subject to a schedule of disbursements and draws that we determine. As of December 31, 2024, we advanced Morgan $10.5 million under this facility. During 2025, the forward price curve for oil decreased compared to 2024. In addition, Morgan experienced substantial challenges with production and, as a consequence of these two factors, certain reserves were eliminated for consideration as being noneconomic. As a result, the fair value of our debt and equity interest in Morgan decreased from $23.5 million at December 31, 2024 to $10.5 million at December 31, 2025.

Off Balance Sheet Arrangements

Our current office space lease since December 31, 2020 is on a month-to-month basis. Rent expense, inclusive of common area maintenance costs, was $132,000 for the year ended December 31, 2025.

Contractual Obligations

As of December 31, 2025, we had no outstanding commitments to our portfolio company investments.

Dividends

So long as we remain a BDC, we will continue to pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the 1940 Act.

Subsequent Events

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On February 7, 2025, we issued a 1-year convertible promissory note in the original principal amount of $2.0 million bearing interest at the rate of 10% per annum (“Equus Note”). On February 7, 2026, the Equus Note matured and remains unpaid. The Equus Note requires the lender to provide written notice of default but, as of the date of filing of this Annual Report on Form 10-K, no such notice has been provided.

During the period commencing January 1, 2026 until the filing of this Annual Report on Form 10-K, we sold 122,581 of our shares of CitroTech, Inc.

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single user. The value of one segment called “Energy” includes one portfolio company and was 63.4% of our net asset value, 49.2% of our total assets and 60.8% of our investments in portfolio company securities (at fair value) as of December 31, 2025. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Equus Total Return, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Equus Total Return, Inc. (the “Fund”), including the schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, changs in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in Tabe of Contents in Item 15(a)(1) (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2025 and 2024, and the results of its operations, changes in net assets, and its cash flows for each of the three years in the period ended December 31, 2025, and the selected per share data and ratios for each of the five years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 2 to the financial statements, the Fund has insufficient operating cash flows and cash on hand that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and the selected per share data and ratios, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and the selected per share data and ratios. Our procedures include confirmation of securities owned as of December 31, 2025, and 2024 by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the selected per share data and ratios. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Limited Liability Company Investments

As described in Note 3 to the financial statements, the Fund’s control investment portfolio has a total estimated fair value of $10.5 million as of December 31, 2025, which includes a $10.5 million investment in Morgan E&P, Inc. (“Morgan”) debt and a $0.0 of investment in common stock of Morgan. Management has determined that the investment is a Level 3 investment in accordance with Accounting Standards Codification Topic 820 and utilizes inputs that are unobservable and significant to the fair value measurement. Management engaged an independent third-party valuation firm and reserve engineers to assist in the determination of the fair value estimate of the Fund’s investment in Morgan.

We identified the valuation of the Fund’s investment in Morgan as a critical audit matter. The principal considerations for our determination are significant judgments involved in the determination of (i) the valuation techniques utilized to value the investment,  which include the guideline transaction method and the discounted cash flow method, and (ii) the use of unobservable inputs in these valuation techniques, including acreage value multiples, production multiples, estimated future production, and discount rates. Auditing these elements was complex because it involved especially subjective auditor judgment, including the use of personnel with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

·         Testing the reasonableness of the estimated future production by: (i) comparing to historical production volumes and future production decline analyses (ii) comparing to historical production volumes and historical production decline analyses derived from analogous wells and (iii) assessing the consistency with evidence obtained in other areas of the audit.

·         Utilizing personnel with specialized skill and knowledge in valuation to assist in: (i) evaluating the appropriateness of the valuation techniques applied to the investment in Morgan, (ii) evaluating whether unobservable inputs utilized by management, including the acreage value multiples, production multiples, and discount rates were reasonable by comparing to independent data sources, and (iii) performing an independent evaluation of production multiples and acreage value multiples and comparing to management’s measurement of the fair value of Morgan.

/s/ BDO USA, P.C.

We have served as the Fund's auditor since 2014.

Houston, Texas

April 16, 2026

EQUUS TOTAL RETURN, INC.

BALANCE SHEETS

	December 31, 2025	December 31, 2024

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,500 and $18,611, respectively)	$10,500	$27,500
Non-affiliate investments (cost at $1,418 and $0, respectively)	6,776	—
Total investments in portfolio securities at fair value	17,276	27,500
Cash and cash equivalents	133	262
Accounts receivable from affiliates	1,145	678
Accrued interest	2,748	1,470
Other assets	36	26
Total assets	21,338	29,936
Liabilities and net assets
Accounts payable and other	414	332
Accrued compensation	3	1
Accounts payable to related parties	1,371	93
Notes payable	2,123	—
Warrant liability, at fair value	857	—
Total liabilities	4,768	426

Commitments and contingencies (See Note 7)

Net assets
Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024
Common stock, $.001 par value per share; 100,000,000 shares authorized as of December 31, 2025 and December 31, 2024, and 13,966,696 and 13,586,173 shares outstanding as of December 31, 2025 and December 31, 2024, respectively

Common stock, par value	$14	$14
Capital in excess of par value	76,009	74,785
Accumulated deficit	(59,453)	(45,289)
Total net assets	$16,570	$29,510
Shares of common stock issued and outstanding, $.001 par value, 100,000,000 and 50,000,000 shares authorized, respectively	13,967	13,586
Net asset value per share	$1.19	$2.17

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Investment income:
Control investments	$1,278	$1,245	$225
Non-affiliate investments	94	—	—
Total investment income	1,372	1,245	225
Interest income	1	29	24
Total investment income	1,373	1,274	249

Expenses:
Compensation expense	2,148	1,761	1,937
Professional fees	1,118	1,439	1,110
Transaction costs	307	—	—
Professional liability expenses	80	582	661
Director fees and expenses	334	317	334
General and administrative expenses	191	189	133
Mailing, printing and other expenses	176	127	71
Taxes	24	36	13
Interest expense	683	138	25
Total expenses	5,061	4,589	4,284

Net investment loss	(3,688)	(3,315)	(4,035)

Net realized loss (gain):
Control investments	(4,111)	—	—
Non-affiliate investments	(2,381)	—	—
Other	(155)	—	—
U.S. Treasury Bills	—	138	34
Net realized (loss) gain	(6,647)	138	34

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	(8,889)	(15,600)	16,950
Non-affiliate investments	5,357	—	—
Net change in net unrealized appreciation (depreciation) of portfolio securities	(3,532)	(15,600)	16,950

Net change in net unrealized depreciation on warrant liability	(297)	—	—

Net decrease in net assets resulting from operations	$(14,164)	$(18,777)	$12,949

Net decrease in net assets resulting from operations per share:
Basic	$(1.03)	$(1.38)	$0.96
Diluted	$(1.03)	$(1.38)	$0.96
Weighted average shares outstanding:
Basic	13,706	13,586	13,526
Diluted	13,706	13,586	13,526

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of January 1, 2023	13,518	13	74,685	(39,461)	35,237

Issuance of shares	68	1	100	—	101

Net increase in net assets resulting from operations	—	—	—	12,949	12,949

Balances as of December 31, 2023	13,586	14	74,785	(26,512)	48,287

Net increase in net assets resulting from operations	—	—	—	(18,777)	(18,777)

Balances as of December 31, 2024	13,586	14	74,785	(45,289)	29,510

Share-based incentive compensation	381	—	619	—	619

Shares subscribed but not issued			298		298

Issuance of warrants	—	—	307	—	307

Net decrease in net assets resulting from operations	—	—	—	(14,164)	(14,164)

Balances as of December 31, 2025	13,967	$14	$76,009	$(59,453)	$16,570

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flow from operating activities:
Net decrease in net assets resulting from operations	$(14,164)	$(18,777)	$12,949
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss:
Control investments	4,111	—	—
Non-affiliate investments	2,381	—	—
Other	155	—	—
U.S. Treasury Bills	—	(138)	(34)
Net change in unrealized (appreciation) depreciation of portfolio securities:
Control investments	8,889	15,600	(16,950)
Non-affiliate investments	(5,357)	—	—
Net change in unrealized appreciation of warrant payable	297		—
Share-based incentive compensation	270	—	—
Purchase of portfolio securities	(1,594)	(2,247)	(8,253)
Write-off of receivable from portfolio company	(155)	—	—
PIK interest payable	182	—	—
Amortization of debt discount	501		—
Transaction costs	307	—	—
Net proceeds from dispositions of portfolio securities	1,794	—
Sales (purchases) of U.S. Treasury Bills, net	—	45,093	(38,923)
Changes in operating assets and liabilities:
Accounts receivable from affiliates	180	(539)	211
Accrued interest receivable	(1,278)	(1,245)	(225)
Other assets	(10)	366	(11)
Accounts payable and accrued liabilities	84	132	(227)
Accounts payable to related parties	1,278	(11)	103
Net cash (used in) provided by operating activities	(2,129)	38,234	(51,359)
Cash flows from financing activities:
Borrowings under margin account	—	161,907	85,923
Repayments under margin account	—	(206,862)	(46,966)
Issuance of notes payable and warrants liability	2,000	—	101
Net cash provided by (used in) financing activities	2,000	(44,955)	39,058
Net decrease in cash and cash equivalents	(129)	(6,721)	(12,301)
Cash and cash equivalents and restricted cash at beginning of period	262	6,983	19,284
Cash and cash equivalents and restricted cash at end of period	$133	$262	$6,983
Non-cash operating and financing activities:
Shares subscribed but not issued	$298	$—	$—
Supplemental disclosure of cash flow information:
Interest paid in kind on note payable	$182	$138	$25

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2025	2024	2023	2022	2021

Investment income	$0.10	$0.09	$0.02	$—	$—
Expenses	0.37	0.33	0.32	0.27	0.26

Net investment loss	(0.27)	(0.24)	(0.30)	(0.27)	(0.26)

Net realized gain (loss)	(0.48)	0.01	0.01	0.00	0.03
Net change in unrealized appreciation of portfolio securities	(0.26)	(1.15)	1.25	0.19	0.42
Net change in unrealized depreciation of warrant liability	(0.02)	—	—	—	—
Net (decrease) increase in net assets resulting from operations	(1.03)	(1.38)	0.96	(0.08)	0.19
Capital transactions:
Shares issued for portfolio securities	—	—	—	—	—
Dilutive effect of shares issued			(0.02)
Dilutive effect of warrants issued	0.05	—	—	—	—
Decrease (increase) in net assets resulting from capital transactions	0.05	—	(0.02)	—	—
Net increase (decrease) in net assets	(0.98)	(1.38)	0.94	(0.08)	0.19
Net assets at beginning of period	2.17	3.55	2.61	2.69	2.50
Net assets at end of period, basic and diluted	$1.19	$2.17	$3.55	$2.61	$2.69
Weighted average number of shares outstanding during period,
in thousands	13,706	13,586	13,526	13,518	13,518
Market price per share:
Beginning of period	$1.10	$1.45	$1.43	$2.38	$2.16
End of period	$1.41	$1.10	$1.45	$1.43	$2.38
Selected information and ratios:
Ratio of expenses to average net assets	21.97%	11.80%	8.87%	10.14%	9.77%
Ratio of net investment loss to average net assets	(16.01%)	(8.52%)	(8.36%)	(10.14%)	(9.77%)
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(61.48%)	(48.28%)	26.82%	(3.15%)	7.38%
Total return on market price (1)	28.18%	(24.14%)	1.40%	(39.92%)	10.19%

(1) Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2025

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Morgan E&P, Inc. Houston, TX	Energy	April 2023	6,800,000 common stock (5)		—	—
			12% senior secured promissory note due 5/26 (5)(6)	$10,500	$10,500	$10,500
					10,500	10,500
Total Control Investments: Majority-owned (represents 60.8% of total investments at fair value)					10,500	10,500
Non-Affiliate Investments: Less than 5% owned (4):
CitroTech, Inc. Pomona, CA	Environmental	February 2025	Warrants (exercisable into 312,500 common stock) (5)	—	—	2,000
			591,039 shares common stock	—	1,418	4,776
					1,418	6,776
Total Non-Affiliate Investments (represents 39.2% of total investments at fair value)					1,418	6,776
Total Investments					$11,918	$17,276

(1) Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of December 31, 2025, none of the Fund’s total assets were considered non-qualifying assets.

(2) See Note 3 to the financial statements, Valuation of Investments.

(3) Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of such company.

(4) Non-affiliate investments are generally defined under the 1940 Act as companies in which we own less than 5% of the voting securities of such company.

(5) Level 3 Portfolio Investment.

(6) Income producing.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2025

(in thousands, except share data)

Our portfolio securities are restricted from public sale without prior registration under the Securities Act of 1933 (hereafter, the “Securities Act”) or an exemption from registration thereunder. We typically negotiate certain aspects of the method and timing of the disposition of our investment in each portfolio company, including registration rights and related costs.

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2025, we had invested 81.0% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2025, none of our investments are considered non-qualifying assets as all of our investments are in enterprises that are considered eligible portfolio companies the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 60.8% of the total value of the investments in portfolio securities as of December 31, 2025.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes one portfolio company and was 63.4% of our net asset value, 49.2% of our total assets and 60.8% of our investments in portfolio company securities (at fair value) as of December 31, 2025. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of December 31, 2025 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Secured and subordinated debt	10,500	10,500	63.4%
Warrants	—	2,000	12.1%
Common stock	1,418	4,776	28.8%
Total	$11,918	$17,276	104.3%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2025 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$10,500	63.4%
Environmental	6,776	40.9%
Total	$17,276	104.3%

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

(1)Under Section 55 (a) of the 1940 Act, qualifying assets must represent at least 70% of total assets at the time of acquisitions of any non-qualifying assets. As of December 31, 2024, none of the Fund's total assets were considered non- qualifying assets.

(2)See Note 3 to the financial statements, Valuation of Investments.

(3)Majority-owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company.

(4)Level 3 Portfolio Investments

(5)Income-producing

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

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” included our two remaining portfolio companies and was 93.2% of our net asset value, 91.9% of our total assets and 100% of our investments in portfolio company securities (at fair value) as of December 31, 2024. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

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

EQUUS TOTAL RETURN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(1) ORGANIZATION AND BUSINESS PURPOSE

About the Company—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed on August 16, 1991. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. Our investment strategy, as approved by our shareholders, is based on a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. We are authorized under our Certificate of Incorporation to issue up to 100,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. As of December 31, 2025, we had 13,966,696 shares of common stock outstanding and no shares of preferred stock outstanding.

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

We elected to be treated as a BDC under the Investment Company Act of 1940 Act (“1940 Act”), although our shareholders have previously authorized us to withdraw this election and, although such authorization has expired, will likely do so again in the future. Prior to the fourth quarter of 2024, we qualified as a regulated investment company (“RIC”) for federal income tax purposes and, therefore, were not required to pay corporate income taxes on any income or gains that we would have distributed distribute to our stockholders. During the fourth quarter of 2024, we elected to not qualify as a RIC and, consequently, we are subject to normal corporate rates of taxation of our income and gains and are not permitted to deduct distributions paid to our stockholders.

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

(2) LIQUIDITY AND FINANCING ARRANGEMENTS

As of December 31, 2025, we had cash and cash equivalents of $0.1 million. Our operating cash flow and cash on hand is not sufficient to meet operating requirements or to finance routine capital expenditures through the next twelve months. We are therefore seeking liquidity from the sale of our portfolio interests, as well as seeking external debt and equity financing from third parties. Should any or all of the foregoing events not occur as contemplated, the Fund will not have the necessary funds to maintain normal operations and, therefore, substantial doubt would exist about the Fund’s ability to continue as a going concern.

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

Fair Value Measurements— Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

We determine the fair value of equity securities, warrants, and other ownership interests in our portfolio companies using valuation methods appropriate for each investment. When an instrument is traded in an active public market, we generally use the quoted market price as of the measurement date. For privately held or infrequently traded equity positions, we may consider factors such as the portfolio company’s financial performance, recent transactions, market conditions, and the rights and preferences of the security. For derivative securities such as warrants, we estimate the value of warrant positions using option-pricing techniques.

Other investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent M&A transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.

In estimating the fair value of our equity interest in Morgan, we have given equal emphasis to an income approach that examines expected cash flows from the development of leasehold interests held by Morgan, with a market approach that examines comparable acreage values. Our management received advice and assistance from a third-party valuation firm to support our determination of the fair value of this investment.

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

Investments for which prices are not observable are generally private investments in the debt and equity securities of operating companies. One of the primary valuation methods used to estimate the fair value of these Level 3 investments is the discounted cash flow method (although a liquidation analysis, option theoretical, or other methodology may be used when more appropriate). The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including comparing the latest arm’s length or market transactions involving the subject security to the selected benchmark credit spread, assumed growth rate (in cash flows), and capitalization rates/multiples (for determining terminal values of underlying portfolio companies). The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. In the case of our investment in Morgan E&P, Inc. (“Morgan”), we also examine acreage values in comparable transactions and assess the impact upon the working interests held by Morgan. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date. In the case of our holding of shares and warrants in CitroTech, Inc. (“CITR”), we examined the trading price of the CITR shares on the relevant measurement date and, in the case of the warrants, employed a Black-Scholes analysis with a 1- and 2-year stock variance to determine value.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the years ended December 31, 2025 and 2024.

As of December 31, 2025, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of December 31, 2025
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$10,500	$—	$10,500
Non-affiliate investments	6,776	4,776	2,000
Total investments	$17,276	$4,776	$12,500

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

The following table provides a reconciliation of fair value changes during 2025 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2025	$27,500	$—	$27,500
Realized gain (loss)	(4,111)	(2,750)	(6,861)
Change in unrealized appreciation	(12,889)	2,000	(10,889)
Purchases of portfolio securities	—	2,750	2,750
Transfers in (out) of Level 3	—	—	-
Fair value as of December 31, 2025	$10,500	$2,000	$12,500

The following table provides a reconciliation of fair value changes during 2024 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Total
Fair value as of January 1, 2024	$40,853	$40,853
Change in unrealized appreciation	(15,600)	(15,600)
Purchases of portfolio securities	2,247	2,247
Fair value as of December 31, 2024	$27,500	$27,500

The following table provides a reconciliation of fair value changes during 2023 for all investments for which we determine fair value using significant unobservable (Level 3) inputs:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Total
Fair value as of January 1, 2023	$15,650	$15,650
Change in unrealized appreciation	16,950	16,950
Purchases of portfolio securities	8,253	8,253
Fair value as of December 31, 2023	$40,853	$40,853

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2025:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Equity Investments
		Guideline Public Company Method	Proved Reserve Multiple	6,615x	9,080x	7,848x
			Daily Production Multiple	23,801x	28,451x	26,126x
Morgan E&P, Inc.	$ -	Guideline Transaction Method	Proved Reserve Multiple	8,969x	11,937x	10,453x
			Daily Production Multiple	35,000x	45,333x	40,167x
			Acreage Value (per acre)	$ 2,000	$ 6,000	$ 4,000
		Discounted Cash Flow	Discount Rate	11.8%	13.3%	12.55%

Senior debt
Morgan E&P, Inc.	10,500	Yield analysis	Company specific yield	10.46%	12.0%	11.23%

Warrant
CitroTech, Inc. (formerly General Enterprise Ventures, Inc.)	2,000	Black-Scholes	Volatility	38.2%	123.6%	80.9%

	12,500

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

Financial instruments not measured at fair value

In estimating the fair values of its financial instruments not measured at fair value, the Company used the following methods and assumptions.

The carrying amount for cash and cash equivalents, accounts receivable from affiliates, accrued interest, other assets, accounts payable and other, accrued compensation and accounts payable to related parties approximates fair value due to the short-term maturity of these assets and liabilities. The fair value of notes payable approximates carrying values as the notes have almost reached their maturity date.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2025 and 2024:

			Estimated Fair Value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$133	$133	$133	$—	$—
Accounts receivable from affiliates	1,145	1,145	—	—	1,145
Accrued interest	2,748	2,748	—	—	2,748
Other assets	36	36	—	—	36
Liabilities:
Accounts payable and other	414	414	—	—	414
Accrued compensation	3	3	—	—	3
Accounts payable to related parties	1,371	1,371	—	—	1,371
Notes payable	2,123	2,203	—	2,203	—

			Estimated Fair Value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Cash and cash equivalents	$262	$262	$262	$—	$—
Accounts receivable from affiliates	678	678	—	678	—
Accrued interest	1,470	1,470	—	1,470	—
Other assets	26	26	—	26	—
Liabilities
Accounts payable and other	332	332	—	332	—
Accrued compensation	1	1	—	1	—
Accounts payable to related parties	93	93	—	93	—

Investment Transactions— Investment transactions are recorded at fair value on the trade date. Current-period changes in fair value of investments are reflected as a component of the net unrealized appreciation of portfolio securities on the Statements of Operations. The net change in unrealized appreciation primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses for investments sold during the period. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. As of December 31, 2025, we have no assets going through foreclosure. Realized gains and losses on investments sold are computed on a specific identification basis.

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

Earnings Per Share—Basic and diluted per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of shares of common stock outstanding for the period.  Other potentially dilutive common stock, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. Diluted earnings per share adjusts the basic EPS for the potential dilution that could occur if the Equus Note (1,333,333 shares) and Warrants (1,999,999 shares) were exercised or converted into common stock. The impact of the Equus Note and Warrants were anti-dilutive for the year ended December 31, 2025, due to the net loss for the period. We use the treasury stock method in the computation of earnings per share.

The following table presents the computation of basic and diluted earnings per share as of December 31, 2025, 2024, and 2023, respectively:

(in thousands, except share and per-share data)	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to common shareholders	$(14,164)	$(18,777)	$12,949
Weighted average shares outstanding - basic	13,706	13,586	13,526
Weighted average shares outstanding - diluted	13,706	13,586	13,526
Basic earnings per share	$(1.03)	$(1.38)	$0.96
Diluted earnings per share	$(1.03)	$(1.38)	$0.96

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported within the consolidated balance sheet that sums to the total of the same amounts shown in the consolidated statement of cash flows as of December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
Cash and cash equivalents at end of period	$133	$262	$6,533
Restricted cash at end of period	—	—	450
Cash and cash equivalents and restricted cash at end of period	$133	$262	$6,983

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

The Company records deferred tax assets to the extent the Company believes these assets will more-likely-than-not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. For the year ended December 31, 2025, the Company believes its deferred tax assets will more-likely-than-not be realized and has recorded a valuation allowance against its net deferred tax assets.

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

In accordance with ASC 740, the Company recognized the effects of the new tax law in the period of enactment. The adoption of the Act did not result in any material impact to current or deferred income tax expense for the year ended December 31, 2025. The Company continues to evaluate the impact of the Act on its financial statements and will update its estimates as additional guidance becomes available.

ASC Topic 740-10, Income Taxes, provides that a tax benefit from an uncertain position may be recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. This guidance also addresses measurement, derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company has no material uncertain tax positions in its prior or current filings

All corporations incorporated in the State of Delaware are required to file an Annual Report and to pay a franchise tax. As a result, the Company paid Delaware Franchise tax in the amount of $0.02 million for the year ended December 31, 2025, $0.03 million for the year ended December 31, 2024, $0.03 million for the year ended December 31, 2023, respectively.

Texas margin tax applies to legal entities conducting business in Texas. The margin tax is based on our Texas sourced taxable margin. Because the margin tax is calculated on a base that incorporates both revenue and expense elements, it is treated as an income tax under ASC 740. The tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. For the year ended December 31, 2025, no state income tax is expected. No state income tax was due for the years ended December 31, 2024 and 2023.

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Balance Sheet as of December 31, 2025 and 2024 are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Accumulated undistributed net investment losses	$(58,468)	$(54,780)
Unrealized appreciation of portfolio securities, net	5,357	8,889
Unrealized appreciation of warrant payable	(297)	—
Accumulated undistributed net capital gains	(6,045)	602
Accumulated deficit	$(59,453)	$(45,289)

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan is intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plan is also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plan permits the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 2,434,728 shares. The term of the Incentive Plan will expire on June 13, 2026. On March 17, 2017, we granted awards of restricted stock under the Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. The awards are each subject to a vesting requirement over a 3-year period unless the recipient thereof is terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. As of December 31, 2020, all shares were vested. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. Inasmuch as all existing awards under the Incentive Plan became fully-vested prior to 2021, we recorded no compensation expense relating to awards made under the Incentive Plan for the years ended December 31, 2024, 2023 and 2022. During the year ended December 31, 2025, we awarded an additional 380,523 shares of restricted stock under the Incentive Plan of which, 200,523 shares were awarded to officers of the Fund and 180,000 shares were awarded to consultants of Morgan. These awards were fully vested at the grant date. The Fund recorded $0.3 million of share-based incentive expense related to the shares awarded to officers of the Fund, and charged Morgan $0.4 million of share-based incentive expense related to the shares issued to the consultants of Morgan. As of December 31, 2025, pursuant to agreements entered into with the Morgan consultants, we were obligated to issue an additional 180,000 Equus shares thereunder, and charged Morgan $0.3 million related to this obligation.

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

Convertible Note—The Fund accounts for the Convertible Note under ASC 470-20, “Debt—Debt with Conversion and other Options” (“ASC 470”). The Convertible Note is assessed under ASC 815, Derivatives and Hedging, for any conversion features which may require bifurcation, and the substantial premium model in accordance with ASC 470. Based on our assessment, separate accounting for the conversion feature of the Convertible Note is not required. The Fund is not required to account for the Convertible Note at fair value and did not elect to measure it at fair value in accordance with ASC 815, Derivatives and Hedging, and ASC 825, Financial Instruments.

In accordance with ASC Topic 470-20, when the Fund issues convertible note with warrants, the Fund treats the fair value of the warrants as a debt discount, recorded as a contra-liability against the convertible note, and amortizes the balance over the life of the underlying note as interest expense in the consolidated statements of operations using the effective interest rate. The offset to the contra-liability is recorded as either equity or liability in the Fund’s consolidated balance sheets depending on the accounting treatment of the warrants.

Warrants—The Fund evaluates all contracts on its own equity, including common stock purchase warrants, to determine whether such instruments should be classified as equity or as assets or liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity. Contracts that require or may be settled in the Fund’s own shares are classified as equity when (i) the contract is indexed to the Fund’s own stock, as defined in ASC 815-40, and (ii) the contract meets all equity classification conditions, including that the contract requires physical settlement or net-share settlement, or provides the Fund with the ability to settle the contract in shares. Contracts that require net-cash settlement, or that provide the counterparty with a choice of net-cash settlement, or that allow the holder of the contracts to get more favorable terms if other securities are issued with better terms, are classified as assets or liabilities. Additionally, contracts that contain provisions requiring net-cash settlement upon the occurrence of an event that is outside the Fund’s control, or that otherwise fail to meet the equity classification criteria under ASC 815-40, are classified as assets or liabilities.

Contracts classified as assets or liabilities are initially recognized at fair value and subsequently remeasured at each reporting date, with changes in fair value recognized in consolidated statements of operations. The Fund reassesses the classification of such contracts at each reporting date to determine whether a change in classification is required.

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

As of December 31, 2025, we accrued $0.3 million in unpaid director fees, as well as $0.6 million and $0.5 million in accrued but unpaid compensation to our Chief Executive Officer and our Chief Compliance Officer, respectively.

As of December 31, 2025 and 2024, we paid $1.1 million and $0.7 million, respectively on behalf of Morgan. As of December 31, 2025 and 2024, the accrued interest on Morgan’s senior debt was $2.7 million and $1.5 million, respectively.

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

The Fund has the right, at any time and from time to time, to prepay the Equus Note in whole or in part without premium or penalty. All interest payments may be made in cash and/or in shares of Equus common stock at the sole option of the Fund. All payments due under the Equus Note are senior to all other indebtedness of the Fund and its subsidiaries. The Fund is required to reserve sufficient authorized but unissued shares of its common stock to satisfy the holder of the Equus Note upon the conversion thereof. Pursuant to the Subscription Agreement entered into by the Fund and the holder of the Equus Note, the Fund is also required to cause certain stockholders of the Fund to approve the issuance of Equus shares in the event of a conversion of the Equus Note and the Warrants described below. Further, the Fund is restricted from incurring or guaranteeing further indebtedness, subject to certain exceptions, without the consent of the holder of the Equus Note. On February 7, 2026, the Equus Note matured and remains unpaid. The Equus Note requires the lender to provide written notice of default but, as of the date of filing of this Annual Report on Form 10-K, no such notice has been provided.

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

The Fund has $2,123,111 and $0 in convertible notes payable as of December 31, 2025, and December 31, 2024, respectively. As of December 31, 2025, the fair value of the convertible note based on level 2 inputs using the lattice model was $2,202,885, with an effective interest rate of 31.53%.

The balances as of December 31, 2025 were as follows:

	Carrying amount	Collateral	Issue date	Maturity date	Conversion price	Conversion shares
About Investment, Ltd	$2,123,111(a)	(b)	2/7/2025	2/7/2026	$1.50	1,999,999

(a)	Including accrued interest of $182,222 as of December 31, 2025.

(b)	Collateral for the Equus Note consists of the Fund’s holdings in CitroTech, Inc. as shown in the Schedule of Investments.

The net carrying amount of the liability and equity components of the Note was as follows:

December 31, 2025
Note liability component:
Principal	$2,000,000
PIK’d interest	182,222
Debt discount (equity component)	(59,111)
Net carrying amount	$2,123,111

Interest expense recognized related to the convertible note at December 31, 2025 was $182,222.

Stock Purchase Warrants

Contemporaneously with the issuance of the Equus Note, the Fund also issued two common stock purchase warrants (collectively, the “Warrants”) to acquire an aggregate of 1,999,999 shares of the Fund’s common stock at an exercise price of $1.50 per share.

Ordinarily, the Fund would account for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. However, since the terms of the Warrants may be modified by the holders thereof in the event of the subsequent issuance of Equus securities with terms deemed by such holders to be more favorable than the Warrants, we have accounted for the Warrants as a liability.

The Fund accounts for the Warrants as a liability under fair value Level 3 hierarchy, using a Black-Scholes option pricing model. The significant unobservable assumption is expected volatility. The assumptions used to measure the fair value at inception and as of December 31, 2025, under this model include the following:

	At inception	December 31, 2025
Stock price	$1.24	$1.41
Exercise price	$1.50	$1.50
Expected volatility	38.0%	55.8%
Expected term (years)	5.00	4.11
Risk free rate	4.34%	3.73%
Dividend yield	0.0%	0.0%

The net carrying amount of the liability related to the Warrants was as follows:

December 31, 2025
Warrant liability component:
Warrant at inception	$ 560,000
Unrealized gain or warrant liability	297,000
Net carrying amount of the warrant liability	$ 857,000

(6) FEDERAL INCOME TAX MATTERS

Deferred income tax assets and liabilities are recorded based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. For the tax years ended December 31, 2025 and 2024, the Company’s U.S Federal statutory tax rate was 21%. The Company is also subject to the Texas Gross Margin tax of .75% of modified taxable income as determined for Texas purposes. This combination results in a marginal blended tax rate of approximately 21.6%.

At each of December 31, 2025, and 2024, the tax effected amount of U.S. Federal net operating loss carryforwards (“NOLs”) totaled $7.5 and $6.8 million respectively. As of December 31, 2025, $1.4 million in NOLs will begin to expire in varying amounts between 2036 and 2037, and the remaining $6.1 million can be carried forward indefinitely.

The Company has determined, after weighing both positive and negative evidence, that the net deferred tax asset (DTA) for the Company is not more-likely- than-not to be realizable. Therefore, a valuation allowance of $7.9 million was established at December 31, 2025 to completely offset the DTA as of that date.

During the current period, the Company has estimated a taxable loss. This NOL will be carried forwarded indefinitely with no expiration and is fully offset with a valuation allowance. As such, the Company has not recorded any current income tax expense or benefit for the period. All of the Company’s federal and state tax returns for 2021 through 2024 remain open to examination.

The provision for income taxes for the years ended December 31, 2025 and 2024, respectively, consisted of the following:

Years Ended December 31,
	2025	2024
Current:
Federal	$ -	$ -
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax benefit (provision)	$ -	$ -

The actual income tax benefit (provision) differs from the expected income tax benefit (provision) as computed by applying the United States federal corporate income tax rate of 21% for the periods indicated below, as follows:

	2025
U.S. Federal Statutory Rate	(2,974,537)	21.00%

State & Local Income Taxes, Net of Federal Income Tax Effect
State income taxes - Other, Net	-	-
State Change in Valuation Allowance	-	-
State income taxes - 2024 Return to Provision	-	-

Changes in Valuation Allowances	2,972,558	(20.99%)
Nontaxable or Nondeductible Items
Federal RTP	21	-
Other, net	1,958	(0.01%)
Effective Tax Rate	-	-

	2024
U.S. Federal Statutory Rate	(3,939,998)	21.00%

State & Local Income Taxes, Net of Federal Income Tax Effect
State income taxes - Other, Net	-	-
State Change in Valuation Allowance	-	-
State income taxes - 2024 Return to Provision	-	-

Changes in Valuation Allowances	4,892,336	-26.08%
Nontaxable or Nondeductible Items
Change in Tax Status	(954,402)	5.09%
Federal RTP	128	-
Other, net	1,935	-0.01%
Effective Tax Rate	-	-

The components of the net deferred income tax assets (liabilities) recognized are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Deferred noncurrent income tax assets:
Net operating loss carry-forwards	$7,447,515	$6,754,679	$6,093,795
Charitable Contributions	6,426	4,347	3,297
Capital loss carry-forwards	1,440,810	—
Other	182	—
Gross deferred noncurrent income tax assets	8,894,933	6,759,026	6,097,092
Valuation allowance	(7,864,894)	(4,892,336)	(954,402)
Deferred noncurrent income tax assets	$1,030,039	$1,866,690	$5,142,690

Deferred noncurrent income tax liabilities:
Unrealized Gain/Loss	$(1,030,039)	$(1,866,690)	$(5,142,690)
Other	—	—
Deferred noncurrent income tax liabilities	$(1,030,039)	$(1,866,690)	$(5,142,690)
Net noncurrent deferred income tax assets (liabilities)	$—	$—	$—

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

(7) COMMITMENTS AND CONTINGENCIES

Lease Commitments. We had an operating lease for office space that expired in September 2014. Our current office space lease is month-to-month. Rent expense under the operating lease agreement, inclusive of common area maintenance costs, was $132,000 for the year ended December 31, 2025 and $93,000 for the years ended December 31, 2024, and 2023, respectively. We have no other leases.

Portfolio Companies. As of December 31, 2025 and, 2024, we had no outstanding commitments to our portfolio company investments. Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow- on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. Follow-on investments may include capital infusions which are expenditures made directly to the portfolio company to ensure that operations are completed, thereby allowing the portfolio company to generate cash flows to service the debt.

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

(8) PORTFOLIO SECURITIES

2025 Portfolio Activity

The following table summarizes significant investment activity during the year ended December 31, 2025 (in thousands):

Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
CitroTech, Inc.	$ 1,500	$ -	$ -	$ 94	$ 1,594
North American Energy Opportunites Corp	-	2,750	-	-	2,750

	$ 1,500	$ 2,750	$ -	$ 94	$ 4,344

During 2025, we recorded a decrease of $3.5 million in net unrealized appreciation, from an unrealized appreciation of $8.9 million at December 31, 2024 to a net unrealized appreciation of $5.4 million at December 31, 2025. Such change in unrealized appreciation resulted primarily from the increase in fair value of our holdings in CitroTech, Inc. (formerly, General Enterprise Ventures, Inc.) of $5.4 million and the reversal of the unrealized loss of $4.1 million when we sold our interest in Equus Energy, offset by the decrease in the fair value of our holdings in Morgan E&P, Inc. of $13.0 million, principally due to a lower forward price curve for oil, as well as the elimination of certain reserves of Morgan due to its limited production. During 2025, we also recorded a decrease in the fair value of our holding of redeemable Series A Preferred Stock of North American Energy Opportunities Corp. of $2.75 million due to the failure of certain conditions to redemption that were required to occur prior to August 31, 2025.

2024 Portfolio Activity

The following table summarizes significant investment activity during the year ended December 31, 2024 (in thousands):

Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$ -	$ -	$ 2,247	$ -	$ 2,247

	$ -	$ -	$ 2,247	$ -	$ 2,247

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

2023 Portfolio Activity

The following table summarizes significant investment activity during the year ended December 31, 2023 (in thousands):

Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$ 8,253	$ -	$	$ -	$ 8,253

	$ 8,253	$ -	$ -	$ -	$ 8,253

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

(9) MORGAN E&P, INC.

Morgan E&P, LLC (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. In 2025, we converted Morgan into a Delaware corporation taxed according to the requirements of Subchapter C of the Internal Revenue Code. During 2023, Morgan acquired 5,897 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota, and acquired approximately 810 additional net acres during the second quarter of 2024. The acreage and associated mineral rights were acquired from Pro Energy I LLC (“Pro Energy”) who received a carried working interest of 20% in the acquired acreage.

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. This amount was subsequently amended in 2024 to $10.5 million. As of December 31, 2025 and 2024, Morgan had drawn the full $10.5 million under this facility.

During the fourth quarter of 2024, Morgan entered into an agreement to acquire the carried working interest held by Pro Energy in exchange for a payment of $2.4 million in cash.

Below is summarized audited condensed consolidated financial information for Morgan E&P, Inc. as of December 31, 2025 and 2024 and for the years ended December 31, 2025, December 31, 2024, and the period from inception (April 3, 2023) through December 31, 2023, respectively, (in thousands):

Morgan E&P, Inc.

Condensed Balance Sheets

in thousands
	December 31, 2025	December 31, 2024

Assets:
Cash	$18	$15
Revenue receivables	—	343
Joint interest billing receivables	2,014	1,738
Other receivables	49	2
Prepaids and other current assets	72	35
Current assets	2,153	2,133

Property, plant and equipment
Oil and gas properties, net - full cost method	11,644	6,959
Other property, plant and equipment	23	34
Total property, plant and equipment - net	11,667	6,993

Other noncurrent assets
Operating lease right-of-use assets, net	185	227
Total noncurrent assets	185	227

Total assets	$14,005	$9,353

Liabilities, Member's and Stockholder's Deficit

Current liabilities
Accounts payable	$6,263	$6,656
Revenue payable	214	319
Short-term loan payable	2,958	—
Current portion of operating lease liablities	54	47
Deferred income	5	—
Due to parent	1,148	550
Note payable - Due to parent	10,500	—
Accrued liabilities	10,544	3,162
Accrued liabilities - Due to parent	2,749	—
Total current liabilities	34,435	10,734

Long-term liabilities
Asset retirement obligations	5	4
Long-term operating lease liablities	153	207
Note payable - Due to parent	—	10,500
Long-term accrued liablities - Due to parent	—	1,471
Total long-term liabilities	158	12,182
Total liabilities	34,593	22,916

Commitments and Contingencies (Note 9 and Note 10)

Member's deficit	—	(13,563)

Stockholder's deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
zero shares issued at December 31, 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized
6,800,000 shares issued at December 31, 2025	7	—
Common stock discount	(7)	—
Accumulated deficit	(20,588)	—
Total stockholder's deficit	(20,588)	—

Total liabilities, member's and stockholder's deficit	$14,005	$9,353

Morgan E&P, Inc.

Condensed Statements of Operations

			Period from inception
	Year Ended December 31,		(April 3, 2023)
	2025	2024	through December 31, 2023

Oil and gas revenue	$177	$2,710	$270

Operating costs and expenses
Lease operating	798	2,694	268
Production and ad valorem taxes	13	261	27
Marketing, transportation and gathering	34	85	—
Depreciation, depletion and amortization	170	1,467	60
Accretion	1	1	—
Impairment of oil and gas properties	2,018	6,678	—
Bad debt expense	282	—	—
General and administrative	1,980	2,042	1,510
Total operating costs and expenses	5,296	13,228	1,865

Other income (expense)
Interest income	—	6	16
Rental income	20	—	—
Other income	7	—	—
Interest expense	(1,933)	(1,247)	(225)
Total other income (expense), net	(1,906)	(1,241)	(209)
Net loss	$(7,025)	$(11,759)	$(1,804)

Morgan E&P, Inc.

Condensed Statements of Cash Flows

	Year Ended December 31,		Period from inception (April 3, 2023) through December 31
	2025	2024	2023
Cash flows from operating activities
Net loss	$(7,025)	$(11,759)	$(1,804)
Adjustments to reconcile net loss to cash flows used in
operating activities
Depreciation, depletion and amortization	170	1,467	61
Amortization of deferred financing costs	33	—	—
Amortization of right-of-use asset	42	43	12
Accretion	1	1	—
Provision for credit losses	282	—	—
Impairment of oil and gas properties	2,018	6,678	—
Changes in operating assets and liabilities
Accounts receivable – oil and natural gas sales	61	121	(464)
Accounts receivable – joint interest billings	(276)	(1,508)	(291)
Other receivables	(47)	(2)	—
Prepaids and other current assets	(37)	98	(133)
Accounts payable	(393)	4,284	85
Revenue payable	(105)	518	221
Prepayments from owners	—	—	1,701
Due to parent	598	537	13
Current portion of operating lease liabilities	(47)	(28)	—
Accrued liabilities	567	(3,772)	810
Accrued liabilities - due to parent	1,278	1,246	225
Net cash used in operating activities	(2,880)	(2,076)	436
Cash flows from investing activities
Capital expenditures	(42)	(2,597)	(5,700)
Acquisition of oil and gas properties	—	—	(500)
Additions to other property, plant and equipment	—	—	(48)
Net cash used in investing activities	(42)	(2,597)	(6,248)
Cash flows from financing activities
Proceeds from note payable - affiliate	—	2,247	8,253
Proceeds from short-term debt	3,000	—	—
Deferred financing costs paid	(75)	—	—
Cash flows provided by financing activities	2,925	2,247	8,253

Net change in cash	3	(2,426)	2,441
Beginning of year	15	2,441	—

End of year	$18	$15	$2,441
Supplemental disclosure of cash flow information
Cash paid for interest	$100	$—	$—
Noncash investing and financing activities:
Operating lease right-of-use assets	$—	$—	$(282)
Acquisition of oil and natural gas working interests funded by
accrued liabilities	$—	$(3,019)	$—
Capital expenditures funded by accrued liabilities	$6,820	$849	$4,181
Prepayments applied to joint interest	$—	$122	$1,579
Change in asset retirement costs	$—	$(1)	$4

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

Accounting Standards Recently Adopted— In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update was effective for the December 31, 2025 financial statements and has been adopted prospectively. Although the impact of this standard had no effect on the financial condition or results of operations, See Notes 3 and 6 for additional disclosures related to this guidance.

(11) SUBSEQUENT EVENTS

Our Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

On February 7, 2025, we issued the Equus Note described in Note 5 above. On February 7, 2026, the Equus Note matured and remains unpaid. The Equus Note requires the lender to provide written notice of default but, as of the date of filing of this Annual Report on Form 10-K, no such notice has been provided.

During the period commencing January 1, 2026 until the filing of this Annual Report on Form 10-K, we sold 122,581 of our shares of CitroTech, Inc.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that information required to be disclosed in the reports filed is recorded accurately and timely. In designing and evaluating these controls, management applied judgment in assessing the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Fund’s internal control over financial reporting includes, among others, those policies and procedures that pertain to assets of the Fund including, in particular, the fair value of portfolio investments held by the Fund.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management performed an assessment of the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2025, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Fund did not maintain effective internal control over financial reporting as of December 31, 2025, due to the material weaknesses described below.

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

Management identified a material weakness in the Company’s internal control over financial reporting relating to the measurement and assessment of complex accounting transactions, including warrants. A material error was identified in the related account balances and disclosures. Management concluded that since this accounting error was not identified by existing procedures, this control deficiency constitutes a material weakness.

We believe our planned actions to enhance our processes and controls will address the material weaknesses, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

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

• •

Enhancing existing controls that address the completeness and accuracy of underlying data and information supplied to third parties assisting management in its determination of fair value and in the performance of management review controls over the valuation of the Fund’s portfolio securities;

Implementing controls and procedures are in place to properly identify transactions involving significant judgments and estimates, and to require consultation with third party professionals. We plan to further improve this process by enhancing access to accounting literature and identifying third-party professionals with whom to consult regarding complex accounting applications, including the application of warrants; and

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

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2026 (the “2026 Proxy Statement”).

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

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2026 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statement schedules are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates

Item 16. Form 10-K Summary

Not Included.

SCHEDULE 12-14

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)		Year Ended December 31, 2025
Portfolio Company	Investment (a)	Amount of Interest or Dividend Credited to Income(e)	As of December 31, 2024 Fair Value	Gross Additions(b)	Gross Reductions(c)	Decrease in Unrealized Appreciation Depreciation	As of December 31, 2025 Fair Value
Control Investments: Majority-owned

Equus Energy, LLC	Member interest (100%)	$—	$4,000	$—	$(4,000)	$(4,000)	$—

Morgan E&P, Inc.	6,800,000 shares common stock		13,000	—	(13,000)	(13,000)	—
-	12% senior secured promissory note(d)	2,748	10,500	—	—	—	10,500

Total Control Investments: Majority-owned		2,748	27,500	—	(17,000)	(17,000)	10,500
Total Control Investments		$2,748	$27,500	$—	$(17,000)	$(17,000)	$10,500

This schedule should be read in conjunction with our Financial Statements, including our Schedule of Investments and Notes 3 and 4 to the Financial Statements.

(a)	Common stock, warrants, options and equity interests are generally non-income producing and restricted. In some cases, preferred stock may also be non-income producing. The principal amount for debt and the number of shares of common stock and preferred stock is shown in the Schedule of Portfolio Securities as of December 31, 2025.

(b)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(c)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(d)	Debt is on an accrual status as of December 31, 2025, and is therefore considered income producing.

(e)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(a)(2) Exhibits

3.	Articles of Incorporation and by-laws.

	(a)	Restated Certificate of Incorporation of the Fund, as amended. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021.]

	(b)	Certificate of Merger dated June 30, 1993, between the Fund and Equus Investments Incorporated. [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.]

	(c)	Amended and Restated Bylaws of the Fund. [Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K filed on December 23, 2010.]

10.	Material Contracts.

	(a)	Safekeeping Agreement between the Fund and Amegy Bank dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.]

	(b)	Form of Indemnification Agreement between the Fund and certain of its directors and officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

	(c)	Form of Release Agreement between the Fund and certain of its officers and former officers. [Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.]

	(d)	Code of Ethics of the Fund (Rule 17j-1) [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.]

	(e)	2016 Equity Incentive Plan, adopted June 13, 2016 [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016.]

23.	Consent of Experts and Counsel *

	(1)	Consent of Independent Accountants, BDO USA, P.C., regarding the Fund

	(2)	Consent of Independent Accountants, BDO USA, P.C., regarding Morgan E&P, Inc.

31.	Rule 13a-14(a)/15d-14(a) Certifications *

	(1)	Certification by Chief Executive Officer

	(2)	Certification by Chief Financial Officer

32.	Section 1350 Certification *

	(1)	Certification by Chief Executive Officer

	(2)	Certification by Chief Financial Officer

97.	Policy Relating to Recovery of Erroneously Awarded Compensation

	(1)	Equus Total Return, Inc. Compensation Recoupment Policy [Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.]

99.	Morgan E&P, Inc. *

	(1)	Financial Statements of Morgan E&P, Inc. as of December 31, 2025 and for the years ended December 31, 2025 and 2024.

* Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

EQUUS TOTAL RETURN, INC.

Date: April 16, 2026	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	April 16, 2026
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	April 16, 2026
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	April 16, 2026
Henry W. Hankinson

/S/ JOHN J. MAY	Director	April 16, 2026
John J. May

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	April 16, 2026
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2026
L’Sheryl D. Hudson

