Form 10-K/A
period 2025-12-31
EQUUS TOTAL RETURN, INC.
filed 2026-04-20
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

_________________________________________

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $8,642,891 computed on the basis of $1.36 per share, the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2025. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,966,696 shares of the registrant’s common stock, $.001 par value, outstanding as of April 17, 2026. The net asset value of a share of the Registrant as of December 31, 2025 was $1.19.

Portions of the Proxy Statement (to be filed) for the 2026 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

Explanatory Note

Equus Total Return, Inc. (“Equus” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) which supersedes and replaces in its entirety the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2026 (“Original Filing”). The sole purpose of this Amended 10-K is to provide the required Inline XBRL tagging, which was inadvertently omitted from the Original Filing. No other changes to the Original Filing have been made. This Amended 10-K does not reflect events occurring after the Original Filing except as noted above. This Amended 10-K continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

The following table includes summarizes new and follow-on investment activity during the year ended December 31, 2025 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
CitroTech, Inc.	$1,500	$-	$-	$94	$1,594
North American Energy Opportunities Corp	-	2,750	-	-	2,750

	$1,500	$2,750	$-	$94	$4,344

Year Ended December 31, 2024

During 2024, we made a $2.2 million investment in Morgan E&P, Inc.

The following table includes summarizes new and follow-on investment activity during the year ended December 31, 2024 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$-	$-	$2,247	$-	$2,247

	$-	$-	$2,247	$-	$2,247

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

EQUUS TOTAL RETURN, INC.

SELECTED PER SHARE DATA AND RATIOS

	Year ended December 31,
	2025	2024	2023	2022	2021

Investment income	$0.10	$0.09	$0.02	$—	$—
Expenses	0.37	0.33	0.32	0.27	0.26

Net investment loss	(0.27)	(0.24)	(0.30)	(0.27)	(0.26)

Net realized gain (loss)	(0.48)	0.01	0.01	0.00	0.03
Net change in unrealized appreciation of portfolio securities	(0.26)	(1.15)	1.25	0.19	0.42
Net change in unrealized depreciation of warrant liability	(0.02)	—	—	—	—
Net (decrease) increase in net assets resulting from operations	(1.03)	(1.38)	0.96	(0.08)	0.19
Capital transactions:
Shares issued for portfolio securities	—	—	—	—	—
Dilutive effect of shares issued			(0.02)
Dilutive effect of warrants issued	0.05	—	—	—	—
Decrease (increase) in net assets resulting from capital transactions	0.05	—	(0.02)	—	—
Net increase (decrease) in net assets	(0.98)	(1.38)	0.94	(0.08)	0.19
Net assets at beginning of period	2.17	3.55	2.61	2.69	2.50
Net assets at end of period, basic and diluted	$1.19	$2.17	$3.55	$2.61	$2.69
Weighted average number of shares outstanding during period,
in thousands	13,706	13,586	13,526	13,518	13,518
Market price per share:
Beginning of period	$1.10	$1.45	$1.43	$2.38	$2.16
End of period	$1.41	$1.10	$1.45	$1.43	$2.38
Selected information and ratios:
Ratio of expenses to average net assets	21.97%	11.80%	8.87%	10.14%	9.77%
Ratio of net investment loss to average net assets	(16.01)%	(8.52)%	(8.36)%	(10.14)%	(9.77)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	(61.48)%	(48.28)%	26.82%	(3.15)%	7.38%
Total return on market price (1)	28.18%	(24.14)%	1.40%	(39.92)%	10.19%

(1)	Total return = [(ending market price per share + year-to-date dividends paid - beginning market price per share) / beginning market price per share].

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2025:

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average

Equity Investments
		Guideline Public Company Method	Proved Reserve Multiple	6,615	x	9,080	x	7,848	x
			Daily Production Multiple	23,801	x	28,451	x	26,126	x
Morgan E&P, Inc.	$-	Guideline Transaction Method	Proved Reserve Multiple	8,969	x	11,937	x	10,453	x
			Daily Production Multiple	35,000	x	45,333	x	40,167	x
			Acreage Value (per acre)	$2,000		$6,000		$4,000
		Discounted Cash Flow	Discount Rate	11.8%		13.3%		12.55%

Senior debt
Morgan E&P, Inc.	10,500	Yield analysis	Company specific yield	10.46%		12.0%		11.23%

Warrant
CitroTech, Inc. (formerly General Enterprise Ventures, Inc.)	2,000	Black-Scholes	Volatility	38.2%		123.6%		80.9%

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Balance Sheet as of December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Accumulated undistributed net investment losses	$(58,468)	$(54,780)
Unrealized appreciation of portfolio securities, net	5,357	8,889
Unrealized appreciation of warrant payable	(297)	—
Accumulated undistributed net capital gains	(6,045)	602
Accumulated deficit	$(59,453)	$(45,289)

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

The balances as of December 31, 2025 were as follows:

	Carrying amount	Collateral	Issue date	Maturity date	Conversion price	Conversion shares
About Investment, Ltd	$2,123,111a)	(b)	2/7/2025	2/7/2026	$1.50	1,999,999

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

The Fund accounts for the Warrants as a liability under fair value Level 3 hierarchy, using a Black-Scholes option pricing model. The significant unobservable assumption is expected volatility. The assumptions used to measure the fair value at inception and as of December 31, 2025, under this model include the following:

	At inception	December 31, 2025
Stock price	$1.24	$1.41
Exercise price	$1.50	$1.50
Expected volatility	38.0%	55.8%
Expected term (years)	5.00	4.11
Risk free rate	4.34%	3.73%
Dividend yield	0.0%	0.0%

The net carrying amount of the liability related to the Warrants was as follows:

December 31, 2025
Warrant liability component:
Warrant at inception	$560,000
Unrealized gain or warrant liability	297,000
Net carrying amount of the warrant liability	$857,000

(6) FEDERAL INCOME TAX MATTERS

Deferred income tax assets and liabilities are recorded based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. For the tax years ended December 31, 2025 and 2024, the Company’s U.S Federal statutory tax rate was 21%. The Company is also subject to the Texas Gross Margin tax of 0.75% of modified taxable income as determined for Texas purposes. This combination results in a marginal blended tax rate of approximately 21.6%.

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

The provision for income taxes for the years ended December 31, 2025 and 2024, respectively, consisted of the following:

Years Ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax benefit (provision)	$-	$-

The actual income tax benefit (provision) differs from the expected income tax benefit (provision) as computed by applying the United States federal corporate income tax rate of 21% for the periods indicated below, as follows:

	2025
U.S. Federal Statutory Rate	(2,974,537)	21.00%

State & Local Income Taxes, Net of Federal Income Tax Effect
State income taxes - Other, Net	-	-
State Change in Valuation Allowance	-	-
State income taxes - 2024 Return to Provision	-	-

Changes in Valuation Allowances	2,972,558	(20.99)%
Nontaxable or Nondeductible Items
Federal RTP	21	-
Other, net	1,958	(0.01)%
Effective Tax Rate	-	-

	2024
U.S. Federal Statutory Rate	(3,939,998)	21.00%

State & Local Income Taxes, Net of Federal Income Tax Effect
State income taxes - Other, Net	-	-
State Change in Valuation Allowance	-	-
State income taxes - 2024 Return to Provision	-	-

Changes in Valuation Allowances	4,892,336	-26.08%
Nontaxable or Nondeductible Items
Change in Tax Status	(954,402)	5.09%
Federal RTP	128	-
Other, net	1,935	-0.01%
Effective Tax Rate	-	-

The components of the net deferred income tax assets (liabilities) recognized are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Deferred noncurrent income tax assets:
Net operating loss carry-forwards	$7,447,515	$6,754,679	$6,093,795
Charitable Contributions	6,426	4,347	3,297
Capital loss carry-forwards	1,440,810	—
Other	182	—
Gross deferred noncurrent income tax assets	8,894,933	6,759,026	6,097,092
Valuation allowance	(7,864,894)	(4,892,336)	(954,402)
Deferred noncurrent income tax assets	$1,030,039	$1,866,690	$5,142,690

Deferred noncurrent income tax liabilities:
Unrealized Gain/Loss	$(1,030,039)	$(1,866,690)	$(5,142,690)
Other	—	—
Deferred noncurrent income tax liabilities	$(1,030,039)	$(1,866,690)	$(5,142,690)
Net noncurrent deferred income tax assets (liabilities)	$—	$—	$—

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

(8) PORTFOLIO SECURITIES

2025 Portfolio Activity

The following table summarizes significant investment activity during the year ended December 31, 2025 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
CitroTech, Inc.	$1,500	$-	$-	$94	$1,594
North American Energy Opportunities Corp	-	2,750	-	-	2,750

	$1,500	$2,750	$-	$94	$4,344

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

2024 Portfolio Activity

The following table summarizes significant investment activity during the year ended December 31, 2024 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$-	$-	$2,247	$-	$2,247
	$-	$-	$2,247	$-	$2,247

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

2023 Portfolio Activity

The following table summarizes significant investment activity during the year ended December 31, 2023 (in thousands):

	Investment Activity
	New Investments		Existing Investments
Portfolio Company	Cash	Non-Cash	Follow-On Cash	PIK	Total
Morgan E&P, LLC	$8,253	$-	$-	$-	$8,253

	$8,253	$-	$-	$-	$8,253

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

Morgan E&P, Inc.

Condensed Balance Sheets

in thousands
	December 31, 2025	December 31, 2024

Assets:
Cash	$18	$15
Revenue receivables	—	343
Joint interest billing receivables	2,014	1,738
Other receivables	49	2
Prepaids and other current assets	72	35
Current assets	2,153	2,133

Property, plant and equipment
Oil and gas properties, net - full cost method	11,644	6,959
Other property, plant and equipment	23	34
Total property, plant and equipment - net	11,667	6,993

Other noncurrent assets
Operating lease right-of-use assets, net	185	227
Total noncurrent assets	185	227

Total assets	$14,005	$9,353

Liabilities, Member's and Stockholder's Deficit

Current liabilities
Accounts payable	$6,263	$6,656
Revenue payable	214	319
Short-term loan payable	2,958	—
Current portion of operating lease liabilities	54	47
Deferred income	5	—
Due to parent	1,148	550
Note payable - Due to parent	10,500	—
Accrued liabilities	10,544	3,162
Accrued liabilities - Due to parent	2,749	—
Total current liabilities	34,435	10,734

Long-term liabilities
Asset retirement obligations	5	4
Long-term operating lease liabilities	153	207
Note payable - Due to parent	—	10,500
Long-term accrued liabilities - Due to parent	—	1,471
Total long-term liabilities	158	12,182
Total liabilities	34,593	22,916

Commitments and Contingencies (Note 9 and Note 10)

Member's deficit	—	(13,563)

Stockholder's deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued at December 31, 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized 6,800,000 shares issued at December 31, 2025	7	—
Common stock discount	(7)	—
Accumulated deficit	(20,588)	—
Total stockholder's deficit	(20,588)	—

Total liabilities, member's and stockholder's deficit	$14,005	$9,353

Morgan E&P, Inc.

Condensed Statements of Operations

	Year Ended December 31,		Period from inception (April 3, 2023 through December 31,)
	2025	2024	2023

Oil and gas revenue	$177	$2,710	$270

Operating costs and expenses
Lease operating	798	2,694	268
Production and ad valorem taxes	13	261	27
Marketing, transportation and gathering	34	85	—
Depreciation, depletion and amortization	170	1,467	60
Accretion	1	1	—
Impairment of oil and gas properties	2,018	6,678	—
Bad debt expense	282	—	—
General and administrative	1,980	2,042	1,510
Total operating costs and expenses	5,296	13,228	1,865

Other income (expense)
Interest income	—	6	16
Rental income	20	—	—
Other income	7	—	—
Interest expense	(1,933)	(1,247)	(225)
Total other income (expense), net	(1,906)	(1,241)	(209)
Net loss	$(7,025)	$(11,759)	$(1,804)

Morgan E&P, Inc.

Condensed Statements of Cash Flows

	Year Ended December 31,		Period from inception (April 3, 2023) through December 31
	2025	2024	2023
Cash flows from operating activities
Net loss	$(7,025)	$(11,759)	$(1,804)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation, depletion and amortization	170	1,467	61
Amortization of deferred financing costs	33	—	—
Amortization of right-of-use asset	42	43	12
Accretion	1	1	—
Provision for credit losses	282	—	—
Impairment of oil and gas properties	2,018	6,678	—
Changes in operating assets and liabilities
Accounts receivable – oil and natural gas sales	61	121	(464)
Accounts receivable – joint interest billings	(276)	(1,508)	(291)
Other receivables	(47)	(2)	—
Prepaids and other current assets	(37)	98	(133)
Accounts payable	(393)	4,284	85
Revenue payable	(105)	518	221
Prepayments from owners	—	—	1,701
Due to parent	598	537	13
Current portion of operating lease liabilities	(47)	(28)	—
Accrued liabilities	567	(3,772)	810
Accrued liabilities - due to parent	1,278	1,246	225
Net cash used in operating activities	(2,880)	(2,076)	436
Cash flows from investing activities
Capital expenditures	(42)	(2,597)	(5,700)
Acquisition of oil and gas properties	—	—	(500)
Additions to other property, plant and equipment	—	—	(48)
Net cash used in investing activities	(42)	(2,597)	(6,248)
Cash flows from financing activities
Proceeds from note payable - affiliate	—	2,247	8,253
Proceeds from short-term debt	3,000	—	—
Deferred financing costs paid	(75)	—	—
Cash flows provided by financing activities	2,925	2,247	8,253

Net change in cash	3	(2,426)	2,441
Beginning of year	15	2,441	—

End of year	$18	$15	$2,441
Supplemental disclosure of cash flow information
Cash paid for interest	$100	$—	$—
Noncash investing and financing activities:
Operating lease right-of-use assets	$—	$—	$(282)
Acquisition of oil and natural gas working interests funded by accrued liabilities	$—	$(3,019)	$—
Capital expenditures funded by accrued liabilities	$6,820	$849	$4,181
Prepayments applied to joint interest	$—	$122	$1,579
Change in asset retirement costs	$—	$(1)	$4

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

•

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

EQUUS TOTAL RETURN, INC.

Date: April 20, 2026	/S/ JOHN A. HARDY
John A. Hardy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRASER ATKINSON	Director	April 20, 2026
Fraser Atkinson

/S/ KENNETH I. DENOS	Director, Secretary and Chief Compliance Officer	April 20, 2026
Kenneth I. Denos

/S/ HENRY W. HANKINSON	Director	April 20, 2026
Henry W. Hankinson

/S/ JOHN J. MAY	Director	April 20, 2026
John J. May

/S/ JOHN A. HARDY	Director, Chief Executive Officer (Principal Executive Officer)	April 20, 2026
John A. Hardy

/S/ L’SHERYL D. HUDSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 20, 2026
L’Sheryl D. Hudson

