Form 10-Q
period 2026-03-31
EQUUS TOTAL RETURN, INC.
filed 2026-05-20
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

 There were 13,966,696 shares of the registrant’s common stock, $.001 par value, outstanding, as of March 31, 2026.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	March 31, 2026	December 31, 2025

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,500 and $10,500, respectively)	$15,500	$10,500
Non-affiliate investments (cost at $1,196 and $1,418, respectively)	6,302	6,776
Total investments in portfolio securities at fair value	21,802	17,276
Cash and cash equivalents	140	133
Accounts receivable from affiliates	1,641	1,145
Accrued interest	3,063	2,748
Other assets	23	36
Total assets	26,669	21,338
Liabilities and net assets
Accounts payable and other	535	414
Accrued compensation	3	3
Accounts payable to related parties	1,787	1,371
Convertible notes payable	2,232	2,123
Warrant liability, at fair value	1,182	857
Total liabilities	5,739	4,768

Commitments and contingencies (See Note 7)

Net assets
Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025
Common stock, $.001 par value per share; 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025, and 13,966,696 shares outstanding as of March 31, 2026 and December 31, 2025

Common stock, par value	$14	$14
Capital in excess of par value	76,257	76,009
Accumulated deficit	(55,341)	(59,453)
Total net assets	$20,930	$16,570
Shares of common stock issued and outstanding, $.001 par value, 100,000,000 and 50,000,000 shares authorized, respectively	13,967	13,967
Net asset value per share	$1.50	$1.19

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Investment income:
Control investments	$315	$315
Non-affiliate investments	—	22
Total investment income	315	337
Interest income	0	1
Total investment income	315	338

Expenses:
Compensation expense	608	570
Professional fees	304	353
Transaction costs	—	307
Professional liability expenses	2	50
Director fees and expenses	76	77
General and administrative expenses	43	48
Mailing, printing and other expenses	42	11
Taxes	—	3
Interest expense - related party	109	29
Total expenses	1,184	1,448

Net investment loss	(869)	(1,110)

Net realized gain (loss):
Control investments	—	(4,111)
Non-affiliate investments	558	—
Other	—	(155)
Net realized gain (loss)	558	(4,266)

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	5,000	5,111
Non-affiliate investments	(252)	4,208
Net change in net unrealized appreciation (depreciation) of portfolio securities	4,748	9,319

Net change in net unrealized depreciation on warrant liability	(325)	—

Net increase in net assets resulting from operations	$4,112	$3,943

Net increase in net assets resulting from operations per share:
Basic	$0.29	$0.30
Diluted	$0.24	$0.25
Weighted average shares outstanding:
Basic	13,967	13,586
Diluted	17,300	15,549

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of December 31, 2024	13,586	$14	$74,785	$(45,289)	$29,510

Issuance of warrants	—	—	744	—	744

Net increase in net assets resulting from operations	—	—	—	3,943	3,943

Balances as of March 31, 2025	13,586	$14	$75,529	$(41,346)	$34,197

Balances as of December 31, 2025	13,967	14	76,009	(59,453)	16,570

Shares subscribed but not issued	—	—	248	—	248

Net increase in net assets resulting from operations	—	—	—	4,112	4,112

Balances as of March 31, 2026	13,967	$14	$76,257	$(55,341)	$20,930

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
(in thousands)	2026	2025
Cash flow from operating activities:
Net increase in net assets resulting from operations	$4,113	$3,943
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized (loss) gain:
Control investments	—	4,111
Non-affiliate investments	(558)	—
Other	—	155
Net change in unrealized (appreciation) depreciation of portfolio securities:
Control investments	(5,000)	(5,111)
Non-affiliate investments	252	(4,208)
Net change in unrealized depreciation of warrant liability	325	—
Purchase of portfolio securities	—	(1,500)
Write-off of receivable from portfolio company	—	(155)
PIK interest payable	50	30
Amortization of debt discount	59	—
Transaction costs	—	307
Net proceeds from dispositions of portfolio securities	780	1,250
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(248)	(346)
Accrued interest receivable	(315)	(337)
Other assets	13	(2)
Accounts payable and accrued liabilities	121	(49)
Accounts payable to related parties	416	318
Net cash provided by (used in) operating activities	7	(1,594)
Cash flows from financing activities:
Issuance of notes payable and warrant liability	—	2,000
Net cash provided by financing activities	—	2,000
Net increase in cash and cash equivalents	7	406
Cash and cash equivalents and restricted cash at beginning of period	133	262
Cash and cash equivalents and restricted cash at end of period	$140	$668
Non-cash operating and financing activities:
Shares subscribed but not issued	$248	$—
Supplemental disclosure of cash flow information:
Interest paid in kind on note payable	$50	$3
Delaware Franchise taxes paid	$—	$36

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Three Months ended March 31,
	2026	2025

Investment income	$0.02	$0.02
Expenses	(0.08)	(0.11)

Net investment loss	(0.06)	(0.08)

Net realized gain (loss)	0.04	(0.31)
Net change in unrealized appreciation of portfolio securities	0.34	0.69
Net change in unrealized depreciation of warrant payable	(0.02)	—
Net increase in net assets resulting from operations	0.30	0.28
Capital transactions:
Dilutive effect of warrants issued	0.01	0.05
Increase in net assets resulting from capital transactions	0.01	0.05
Net increase in net assets	0.31	0.33
Net assets at beginning of period	1.19	2.17
Net assets at end of period, basic and diluted	$1.50	$2.50
Weighted average number of shares outstanding during period,
in thousands	13,967	13,586
Market price per share:
Beginning of period	$1.41	$1.10
End of period	$1.84	$1.01
Selected information and ratios:
Ratio of expenses to average net assets	(6.31%)	(4.54%)
Ratio of net investment loss to average net assets	(4.63%)	(3.48%)
Ratio of net increase in net assets resulting from operations to average net assets	21.94%	12.38%
Return on net asset value	26.32%	15.88%
Total return on market price (1)	30.50%	(8.18%)

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

March 31, 2026

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Morgan E&P, Inc. Houston, TX	Energy	April 2023	6,800,000 shares common stock (5)		$—	$5,000
			12% senior secured promissory note due 5/26 (5)(6)	$10,500	10,500	10,500
					10,500	15,500
Total Control Investments: Majority-owned (represents 71.1% of total investments at fair value)					10,500	15,500
Non-Affiliate Investments: Less than 5% owned (4):
CitroTech, Inc. Pomona, CA	Environmental	February 2025	Warrants (exercisable into 312,500 common stock) (7)		—	2,000
			498,458 shares common stock (7)		1,196	4,302
					1,196	6,302
Total Non-Affiliate Investments (represents 28.9% of total investments at fair value)					1,196	6,302
Total Investments					$11,696	$21,802

(1) Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of March 31, 2026, none of the Fund’s total assets were considered non-qualifying assets.

(2) See Note 3 to the financial statements, Valuation of Investments.

(3) Majority owned investments are generally defined under the 1940 Act as companies in which we own more than 50% of the voting securities of such company.

(4) Non-affiliate investments are generally defined under the 1940 Act as companies in which we own less than 5% of the voting securities of such company.

(5) Level 3 Portfolio Investment.

(6) Income producing.

(7) Securities pledged as collateral for $2.0 million senior convertible note. See Note 5 to the financial statements, Convertible Senior Note.

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS – (Continued)

March 31, 2026

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

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of March 31, 2026, we had invested 81.7% of our total assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of March 31, 2026, none of our investments are considered non-qualifying assets as all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 71.1% of the total value of the investments in portfolio securities as of March 31, 2026.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes one portfolio company and was 74.1% of our net asset value, 58.1% of our total assets and 71.1% of our investments in portfolio company securities (at fair value) as of March 31, 2026. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of March 31, 2026 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Secured and subordinated debt	$10,500	$10,500	50.2%
Warrants	—	2,000	9.6%
Common stock	1,196	9,302	44.4%
Total	$11,696	$21,802	104.2%

The following is a summary by industry of the Fund’s investments in portfolio securities as of March 31, 2026 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$15,500	74.1%
Environmental	6,302	30.1%
Total	$21,802	104.2%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

December 31, 2025

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Morgan E&P, Inc. Houston, TX	Energy	April 2023	Common Stock (5)		$—	$—
			12% senior secured promissory note due 5/26 (5)(6)	$10,500	10,500	10,500
					10,500	10,500
Total Control Investments: Majority-owned (represents 60.8% of total investments at fair value)					10,500	10,500
Non-Affiliate Investments: Less than 5% owned (4):
CitroTech, Inc. Pomona, CA	Environmental	February 2025	Warrants (exercisable into 312,500 common stock) (5)	—	—	2,000
			591,039 shares common stock	—	1,418	4,776
					1,418	6,776
Total Non-Affiliate Investments (represents 39.2% of total investments at fair value)					1,418	6,776
Total Investments					$11,918	$17,276

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

Our investments in portfolio securities consist of the following types of securities as of December 31, 2025 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Secured and subordinated debt	$10,500	$10,500	63.4%
Warrants	—	2,000	12.1%
Common stock	1,418	4,776	28.8%
Total	$11,918	$17,276	104.3%

The following is a summary by industry of the Fund’s investments in portfolio securities as of December 31, 2025 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$10,500	63.4%
Environmental	6,776	40.9%
Total	$17,276	104.3%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

(1)	Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized, and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. As of March 31, 2026, we had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, of which 13,966,696 shares of common stock and no shares of preferred stock were outstanding.

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

From time to time, we may have certain wholly-owned taxable subsidiaries (“Taxable Subsidiaries”) each of which may hold one or more portfolio investments listed on our Schedules of Investments. Although we are no longer a RIC, the purpose of these Taxable Subsidiaries is, to the extent we re-qualify as a RIC, to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to requalify as a RIC and, therefore, cause us to incur federal income taxes as described above. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us obtain (or preserve, as the case may be) RIC status and the resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margin Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Impact of Economic and Geopolitical Events on the Oil and Gas Sector—Oil prices experienced a slow and steady decline beginning in the first quarter of 2024 and continuing until the end of 2025. The conflict in Iran, which commenced in February, 2026, has resulted in dramatically increased spot prices, ending the first quarter of 2026 at $101.30 per barrel. Conversely, since the beginning of 2024, natural gas prices steadily increased before declining in the first three quarters of 2025 and recovering at the end of 2025, and thereafter declining throughout the first three months of 2026, ending the quarter at $2.88 per MMBTU. Prior to the onset of hostilities in the Middle East, relative oil and gas price stability had been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, Inc. holds its development rights.

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

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC.

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

Convertible Loan Overdue—As of March 31, 2026, our convertible senior note of $2.0 million has matured and remains unpaid. We are in discussions with representatives of the holder of the note regarding its possible conversion into common stock or an extension of the maturity date. However, as of the date of filing of this Quarterly Report, no agreements have been reached regarding any of the foregoing.

Cash and Cash Equivalents—As of March 31, 2026, we had cash and cash equivalents of $0.1 million. As of December 31, 2025, we had cash and cash equivalents of $0.1 million.

Dividends—So long as we remain a BDC, we will pay out net investment income and/or realized net capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. We had no follow-on commitments as of March 31, 2026.

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

Certain Risks and Uncertainties and Going Concern—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years, with the exception of the first quarter of 2026, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

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

Our cash and cash equivalents totaled $0.1 million as of March 31, 2026. We do not currently have the necessary cash on hand and/or projected future cash flows to fund our operating activities. It is possible the Fund will require loans, capital investment from one or more sources, or will be required to dispose of certain of its portfolio investments, to cover a potential cash shortfall. The Fund does not presently have any existing commitments to fund any such shortfall, should it occur, and cannot guarantee that it will be able to execute on such plans in the future. Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

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

In estimating the fair value of our equity interest in Morgan, we have given more emphasis to a market approach that examines comparable acreage transactions proximate to where Morgan holds its leasehold interests. Our management received advice and assistance from a third-party valuation firm to support our determination of the fair value of this investment.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the three months ended March 31, 2026 and for the year ended December 31, 2025.

As of March 31, 2026, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fir Value Measurements as of March 31, 2026
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$15,500	$—	$15,500
Non-affiliate investments	6,302	4,302	2,000
Total investments	$21,802	$4,302	$17,500

As of December 31, 2025, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fir Value Measurements as of December 31, 2025
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$10,500	$—	$10,500
Non-affiliate investments	6,776	4,776	2,000
Total investments	$17,276	$4,776	$12,500

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2026 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2026	$10,500	$—	$2,000	$12,500
Change in unrealized appreciation	5,000	—	—	5,000
Fair value as of March 31, 2026	$15,500	$—	$2,000	$17,500

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2025 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Affiliate Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2025	$27,500	$—	$—	$27,500
Sale of portfolio securities	(4,000)	—	—	(4,000)
Purchases of portfolio securities	—	—	2,750	2,750
Change in unrealized appreciation	908	—	—	908
Fair value as of March 31, 2025	$24,408	$—	$2,750	$27,158

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2026 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Equity Investments
		Guideline Public Company Method	Proved Reserve Multiple	9,582x	12,171x	10,877x
			Daily Production Multiple	32,767x	37,031x	34,899x
Morgan E&P, Inc.	$ 5,000	Guideline Transaction Method	Proved Reserve Multiple	8,969x	11,937x	10,453x
			Daily Production Multiple	36,221x	45,333x	40,777x
			Acreage Value (per acre)	$ 5,000	$ 6,000	$ 5,500
		Discounted Cash Flow	Discount Rate	11.4%	12.9%	12.15%

Senior debt
Morgan E&P, Inc.	10,500	Yield analysis	Company specific yield	11.13%	12.0%	11.57%

Warrant
CitroTech, Inc. (formerly General Enterprise Ventures, Inc.)	2,000	Black-Scholes	Volatility	18.4%	63.2%	40.8%

	$ 17,500

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2025 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Limited liability company investments
		Guideline Public Company Method	Proved Reserve Multiple	6,615x	9,080x	7,848x
			Daily Production Multiple	23,801x	28,451x	26,126x
Morgan E&P, Inc.	$ -	Guideline Transaction Method	Proved Reserve Multiple	8,969x	11,937x	10,453x
			Daily Production Multiple	35,000x	45,333x	40,168x
			Acreage Value (per acre)	$ 2,000	$ 6,000	$ 4,000
		Discounted Cash Flow	Discount Rate	11.8%	13.3%	12.55%

Senior debt
Morgan E&P, Inc.	10,500	Yield analysis	Company specific yield	10.46%	12.0%	11.23%

Warrant
CitroTech, Inc. (formerly General Enterprise Ventures, Inc.	2,000	Black-Scholes	Volatility	38.2%	123.6%	80.9%

	$ 12,500

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

Investment Transactions— Investment transactions are recorded at fair value on the trade date. Current-period changes in fair value of investments are reflected as a component of the net unrealized appreciation of portfolio securities on the Statements of Operations. The net change in unrealized appreciation primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses for investments sold during the period. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. As of March 31, 2026, we have no assets going through foreclosure. Realized gains and losses on investments sold are computed on a specific identification basis.

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

Earnings Per Share—Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share adjusts the basic EPS for the potential dilution that could occur if the Equus Note (1,333,333 shares) and Warrants (1,999,999 shares) were exercised or converted into common stock. The impact of the Equus Note and Warrants were anti-dilutive for the three months ended March 31, 2026 due to the net loss for the periods.

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 respectively:

(in thousands, except share and per-share data)	March 31, 2026	March 31, 2025
Net income attributable to common shareholders	$4,113	$3,943
Weighted average shares outstanding - basic	13,967	13,586
Effect of dilutive securities	$(0.05)	$(0.05)
Weighted average shares outstanding - diluted	17,300	15,549
Basic earnings per share	$0.29	$0.30
Diluted earnings per share	$0.24	$0.25

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of March 31, 2026 and December 31, 2025 are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Accumulated undistributed net investment losses	$(59,337)	$(58,468)
Unrealized appreciation of portfolio securities, net	10,105	5,357
Unrealized appreciation of warrant payable	(622)	(297)
Accumulated undistributed net capital gains	(5,487)	(6,045)
Accumulated deficit	$(55,341)	$(59,453)

Taxes—Historically, the Company has filed an income tax return as a Regulated Investment Company (“RIC”). However, following the Company’s election not to qualify as a RIC in the fourth quarter of 2024, the Company is now classified as a C corporation for income tax purposes and is subject to guidance under ASC 740, accounting for income taxes.

The Company records income taxes for interim reporting periods based on an estimated annual effective tax rate. This estimated rate is reassessed each quarter and may fluctuate due to changes in forecasted annual operating income, adjustments to the valuation allowance on deferred tax assets, and changes in actual or projected permanent book-to-tax differences. The Company’s effective tax rate for the three months ended March 31, 2026 was 0.0%, and accordingly, no income tax expense or benefit was recorded for the quarter.

The Company records deferred tax assets to the extent the Company believes these assets will more-likely-than-not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. For the three months ended March 31, 2026, the Company believes its deferred tax assets will more-likely-than-not be realized and has recorded a valuation allowance against its net deferred tax assets.

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

In accordance with ASC 740, the Company recognized the effects of the new tax law in the period of enactment. The adoption of the Act did not result in any material impact to current or deferred income tax expense for the quarter ended March 31, 2026. The Company continues to evaluate the impact of the Act on its financial statements and will update its estimates as additional guidance becomes available.

Texas margin tax applies to entities conducting business in Texas and is based on Texas-sourced taxable margin. Because the margin tax is calculated on a base that incorporates both revenue and expense elements, it is treated as an income tax under ASC 740. For the quarter ended March 31, 2026, no provision for margin tax expense has been recorded.

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

Accounting Standards Recently Adopted—On January 1, 2025, we adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update was effective for the December 31, 2025 financial statements and has been adopted prospectively. Although the impact of this standard had no effect on the financial condition or results of operations, See Note 3 for additional disclosures related to this guidance.

On January 1, 2026, we adopted ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments”. The amendments in this update was to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments do not change the other criteria that are required to be satisfied to account for a settlement transaction as an induced conversion. The amendments in this Update also make additional clarifications to assist stakeholders in applying the guidance. Under the amendments, the incorporation, elimination, or modification of a VWAP formula does not automatically cause a settlement to be accounted for as an extinguishment; an entity should instead assess whether the form and amount of conversion consideration are preserved (that is, provided for in the inducement offer) using the fair value of an entity’s shares as of the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. This update has been adopted prospectively.

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

Accounts payable to related parties were $1.8 million and $1.4 million as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, we paid $1.6 million and $1.1 million, respectively, to various third-party vendors on behalf of Morgan. As of March 31, 2026 and December 31, 2025, the accrued interest on Morgan’s senior debt was $3.1 million and $2.7 million, respectively.

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

The Fund has the right, at any time and from time to time, to prepay the Equus Note in whole or in part without premium or penalty. All interest payments may be made in cash and/or in shares of Equus common stock at the sole option of the Fund. All payments due under the Equus Note are senior to all other indebtedness of the Fund and its subsidiaries. The Fund is required to reserve sufficient authorized but unissued shares of its common stock to satisfy the holder of the Equus Note upon the conversion thereof. Pursuant to the Subscription Agreement entered into by the Fund and the holder of the Equus Note, the Fund is also required to cause certain stockholders of the Fund to approve the issuance of Equus shares in the event of a conversion of the Equus Note and the Warrants described below. Further, the Fund is restricted from incurring or guaranteeing further indebtedness, subject to certain exceptions, without the consent of the holder of the Equus Note. On February 7, 2026, the Equus Note matured and remains unpaid as of March 31, 2026 and is continuing. The Equus Note requires the lender to provide written notice of default but, as of the date of filing of this Quarterly Report on Form 10-Q, no such notice has been provided. The Fund is in discussions with representatives of the holder of the Equus Note regarding conversion into common stock or an extension of the maturity date. However, as of the date of filing of this Quarterly Report, no agreements have been reached regarding any of the foregoing.

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

The Fund has $2,232,222 and $2,123,111 in convertible notes payable as of March 31, 2026, and December 31, 2025, respectively.

The balances as of March 31, 2026 were as follows:

	Carrying amount	Collateral	Issue date	Maturity date	Conversion price	Conversion shares
About Investment, Ltd	$2,232,222(a)	(b)	2/7/2025	2/7/2026	$1.50	1,999,999
(a)	Including accrued interest of $232,222 as of March 31, 2026.

(b)	Collateral for the Equus Note consists of the Fund’s holdings in CitroTech, Inc. as shown in the Schedule of Investments.
24

The net carrying amount of the liability and equity components of the Note was as follows:

	March 31, 2026	December 31, 2025
Note liability component:
Principal	$2,000,000	$2,000,000
PIK’d interest	232,222	182,222
Debt discount	-	(59,111)
Net carrying amount	$2,232,222	$2,123,111

Interest expense recognized related to the convertible note for the three months ended March 31, 2026 and 2025 was

$109,111 and $29,444, respectively.

Stock Purchase Warrants

Contemporaneously with the issuance of the Equus Note, the Fund also issued two common stock purchase warrants (collectively, the “Warrants”) to acquire an aggregate of 1,999,999 shares of the Fund’s common stock at an exercise price of $1.50 per share of which 1,333,333 were issued to the holder of the Equus Note.

(a)Initially, the Fund would account for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. However, during the quarter ended September 30, 2025, we concluded since the terms of the Warrants issued to the Equus Note holder may be modified by the holder thereof in the event of the subsequent issuance of Equus securities with terms deemed by such holders to be more favorable than the Warrants, we should account for the Warrants as a liability. Accordingly, we recorded an immaterial out-of-period adjustment to reclassify the initial value of the warrants of $437,500 from APIC to warrant liability and a write up to its absolute initial value of $560,000 and to record the subsequent change in fair value, which was unrealized appreciation of approximately $235,000 from inception to March 31, 2025.

Subsequent to reclassification of the Warrants as described above, the Fund accounts for the Warrants as a liability under fair value Level 3 hierarchy, using a Black-Scholes option pricing model. The assumptions used to measure the fair value as of March 31, 2026 under this model include the following:

Stock price	$1.84
Exercise price	$1.50
Expected volatility	48.8%
Expected term (years)	3.85
Risk free rate	3.87%
Dividend yield	0.0%

The net carrying amount of the liability related to the Warrants was as follows:

	March 31, 2026	December 31, 2025
Warrant liability component:
Warrant at inception	$560,000	$560,000
Unrealized depreciation on warrant liability	621,592	(297,000)
Net carrying amount of the warrant liability	$1,181,592	$857,000

(6)	Portfolio Securities

In the first quarter of 2026, we sold 92,581 shares of CitroTech, Inc. for gross proceeds of $0.8 million.

(7)	Conversion to an Operating Company

Authorization to Withdraw BDC Election—In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we may receive a further authorization from our shareholders in the future as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to June 30, 2026. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“2016 Plan”). On March 19, 2026, our shareholders approved the adoption of our 2025 Equity Incentive Plan (“2025 Plan”, and together with the 2016 Plan, the “Incentive Plans”). The Incentive Plans are intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plans are also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plans permit the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the 2016 Plan is 2,434,728 shares, and the maximum number of shares of common stock that are subject to awards granted under the 2025 Plan are 2,793,338 shares. The term of the 2016 Plan will expire on June 13, 2026 and the term of the 2025 Plan will expire on March 19, 2036. During 2017, we granted awards of restricted stock under the 2016 Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. These awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. These were fully vested as of September 30, 2020. During 2025, we awarded an additional 380,523 shares of restricted stock under the Incentive Plan to officers of the Fund and to consultants of Morgan. These awards were fully vested at the grant date. No awards have yet been made under the 2025 Plan. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In the case of the most recent awards under the Incentive Plan which were fully-vested, we recognized share-based compensation expense on the date of grant, based on the number of restricted shares awarded and our closing trading price per share on such date.

(9)	Morgan E&P, Inc.

Morgan E&P, Inc. (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. On September 5, 2025, Morgan converted to a Delaware corporation. During 2023 and 2024, Morgan acquired 6,547 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota. The acreage and associated mineral rights were acquired from Pro Energy I LLC (“Pro Energy”) who received a carried working interest of 20% in the acquired acreage.

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

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. In February 2024, we increased the total amount of the facility to

$10.5 million. As of March 31, 2026, the facility had been fully-drawn. On May 13, 2026, we agreed to extend the maturity date of the facility to May 13, 2028.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Morgan have been prepared on a going concern basis, which contemplates the near-term sale of quantities of oil and gas, realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Morgan be unable to continue as a going concern. As of March 31, 2026, Morgan does not have sufficient cash resources to fund its present operations. Morgan is presently seeking external financing to enable it to continue operations over the twelve months from the date of this quarterly report, but we cannot assure you that Morgan will be successful in doing so, or that such endeavors will generate sufficient liquidity to enable Morgan to continue operations over the next twelve months. These factors raise substantial doubt about Morgan’s ability to continue as a going concern.

Senior Loan Overdue— On August 14, 2025, Morgan obtained a senior short-term loan of $3.0 million for near-term drilling and work-over operations. As of May 12, 2026, this loan has matured and remains unpaid.

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

Below is summarized unaudited condensed financial information for Morgan E&P, Inc. as of March 31, 2026 and December 31, 2025 and for the three -months ended March 31, 2026 and 2025, respectively, (in thousands):

MORGAN E&P, INC.

Unaudited Condensed Balance Sheet

	March 31, 2026	December 31, 2025
Assets:
Cash	$140	$18
Revenue receivables	(7)	—
Joint interest billing receivables	2,044	2,014
Other receivables	54	49
Prepaids and other current assets	52	72
Current assets	2,283	2,153

Property, plant and equipment
Oil and gas properties, net - full cost method	11,625	11,644
Other property, plant and equipment, net	20	23
Total property, plant and equipment - net	11,645	11,667

Other noncurrent assets
Operating lease right-of-use assets, net	173	185
Total noncurrent assets	173	185

Total assets	$14,101	$14,005

Liabilities and Stockholder's Deficit:

Current liabilities
Accounts payable	$6,088	$6,263
Revenue payable	407	214
Short-term loan payable	2,983	2,958
Current portion of operating lease liabilities	56	54
Current portion of long-term notes payable - Due to parent	10,500	10,500
Deferred Income	7	5
Due to parent	1,641	1,148
Accrued liabilities	10,651	10,544
Accrued liabilities - Due to parent	3,063	2,749
Total current liabilities	35,396	34,435

Long-term liabilities
Asset retirement obligations	8	5
Long-term operating lease liabilities	139	153
Note payable - Due to parent	—	—
Long-term accrued liabilities - Due to parent	—	—
Total long-term liabilities	147	158
Total liabilities	35,543	34,593

Stockholder's deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
zero shares issued as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized,
6,800,000 shares issued as of March 31, 2026 and December 25, 2025, respectively	7	7
Common stock discount	(7)	(7)
Accumulated deficit	(21,442)	(20,588)
Total stockholder's deficit	(21,442)	(20,588)

Total liabilities and stockholders' deficit	$14,101	$14,005

MORGAN E&P, INC.

Unaudited Condensed Statement of Operations

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
Oil and gas revenue	265	172

Operating costs and expenses
Lease operating	22	43
Production and ad valorem taxes	26	17
Marketing, transportation and gathering	5	6
Depreciation, depletion, and amortization	35	51
General and administrative	429	306
Total operating costs and expenses	517	423
Loss from operations	(252)	(251)
Other income (expense)
Rental income	18	—
Interest expense	(620)	(315)
Total other income (expense), net	(602)	(315)
Net loss	$(854)	$(566)

MORGAN E&P, INC.

Unaudited Condensed Statement of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(854)	$(566)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation, depletion, amortization	35	51
Amortization of right-of-use asset	12	10
Amortization of loan origination fees	25	—
Changes in operating assets and liabilities:
Accounts receivable - oil and natural gas sales	7	(150)
Accounts receivable - joint interest billings	(30)	71
Other receivables	(5)	—
Prepaids and other current assets	20	—
Accounts payable	(160)	125
Revenue payable	193	(105)
Due to parent	493	474
Deferred income	2	—
Current portion of operating lease liabilities	(12)	(11)
Accrued liabilities	101	(211)
Accrued liabilities - due to parent	314	—
Long-term accrued liabilities - due to parent	—	315
Net cash provided by (used in) operating activities	141	3

Cash flows from investing activities:
Capital expenditures	(19)	—
Net cash used in investing activities	(19)	—

Cash flows from financing activities:
Proceeds from note payable - affiliate	—	—
Net cash provided by financing activities	—	—

Net change in cash	122	3
Cash at beginning of period	18	15

Cash at end of period	140	$18

Supplemental Disclosure of Cash Flow Information
Cash paid for interest:	$47	$—
Non-cash investing and financing activities
Changes in capital accounts payable and capital accruals	$9	$(10)
Change in asset retirement obligations	$3	$—

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unproved properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration costs. The Company excludes these costs until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed at least annually to determine if impairment has occurred. The amount of any evaluated or impaired oil and natural gas properties is transferred to capitalized costs being amortized. For the three months ended March 31, 2026 and 2025, the Company transferred $0.1 million and $0.1 million, respectively, to the full cost pool.

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

Morgan records income taxes for interim reporting periods based on an estimated annual effective tax rate. This estimated rate is reassessed each quarter and may fluctuate due to changes in forecasted annual operating income, adjustments to the valuation allowance on deferred tax assets, and changes in actual or projected permanent book-to-tax differences. Morgan’s effective tax rate for the three months ended March 31, 2026 and 2025 was 0.0%, and accordingly, no income tax expense or benefit was recorded for the quarter.

Morgan records deferred tax assets to the extent Morgan believes these assets will more-likely-than-not be realized. In making such determinations, Morgan considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event Morgan were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes . For the three months ended March 31, 2026 and 2025, the Company believes its deferred tax assets will more-likely-than-not be realized and has recorded a valuation allowance against its net deferred tax assets.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

•	From the period commencing April 1, 2026 until the filing of this report on Form 10-Q, we sold an additional 173,767 shares of CitroTech, Inc.

•	On May 13, 2026, we extended the maturity date of the Fund’s $10.5 million loan facility to Morgan from May 13, 2026 to May 13, 2028.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2025, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in Part II, “Item 1A. Risk Factors”, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“10-K”). In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this Quarterly Report concerning our efforts to transform Equus into an operating company, as well as the coronavirus pandemic and the economic impact of the coronavirus on the Fund and our sole remaining portfolio company, as well as on oil and gas markets generally. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

From time to time, we may have certain wholly-owned taxable subsidiaries (“Taxable Subsidiaries”) each of which may hold one or more portfolio investments listed on our Schedules of Investments. The purpose of these Taxable Subsidiaries is, to the extent we re-qualify as a RIC, to permit us to hold certain income-producing investments or portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of these income-producing investments or of any LLC (or other pass-through entity) portfolio investment, as the case may be, would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to requalify as a RIC and, therefore, cause us to incur federal income taxes as described above. The income of the LLCs (or other pass-through entities) owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us obtain (or preserve, as the case may be) RIC status and the resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes, with the exception of Texas Margin Tax, which is an entity level tax. The Taxable Subsidiaries may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Statements of Operations.

Conversion to an Operating Company

Authorization to Withdraw BDC Election. In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we may receive a further authorization from our shareholders in the future as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to June 30, 2026. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“2016 Plan”). On March 19, 2026, our shareholders approved the adoption of our 2025 Equity Incentive Plan (“2025 Plan”, and together with the 2016 Plan, the “Incentive Plans”). The Incentive Plans are intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plans are also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plans permit the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the 2016 Plan is 2,434,728 shares, and the maximum number of shares of common stock that are subject to awards granted under the 2025 Plan are 2,793,338 shares. The term of the 2016 Plan will expire on June 13, 2026 and the term of the 2025 Plan will expire on March 19, 2036. During 2017, we granted awards of restricted stock under the 2016 Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. These awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. These were fully vested as of September 30, 2020. During 2025, we awarded an additional 380,523 shares of restricted stock under the Incentive Plan to officers of the Fund and to consultants of Morgan. These awards were fully vested at the grant date. No awards have yet been made under the 2025 Plan. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In the case of the most recent awards under the Incentive Plan which were fully-vested, we recognized share-based compensation expense on the date of grant, based on the number of restricted shares awarded and our closing trading price per share on such date.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025.

Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. Oil prices experienced a slow and steady decline beginning in the first quarter of 2024 and continuing until the end of 2025. The conflict in Iran, which commenced in February, 2026, has resulted in dramatically increased spot prices, ending the first quarter of 2026 at $101.30 per barrel. Conversely, since the beginning of 2024, natural gas prices steadily increased before declining in the first three quarters of 2025 and recovering at the end of 2025, and thereafter declining throughout the first three months of 2026, ending the quarter at $2.88 per MMBTU. Prior to the onset of hostilities in the Middle East, relative oil and gas price stability had been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, Inc. holds its development rights.

The U.S. Economy. U.S. GDP increased at an annualized rate of 2.0% for the first quarter of 2026 as compared to an increase of 0.5% for the fourth quarter of 2025, below consensus estimates of 2.0% for the quarter. The principal drivers of the increase over the fourth quarter of 2025 were the effect of the government shutdown during the fourth quarter, as well as increases in gross private domestic investment, government spending, and net exports. The Congressional Budget Office has projected full-year GDP growth of 2.2% for 2026, with a slowdown to 1.8% in 2027. (Sources: Federal Reserve Bank of Atlanta; Bureau of Economic Analysis; The Congressional Budget Office).

Employment and Housing. The U.S. added an estimated 115,000 jobs in April 2026 as compared to 178,000 jobs added in March 2026. The unemployment rate in April 2026 held relatively steady at 4.3%, unchanged from March 2026. However, the labor force participation rate decreased to 61.8%, the lowest since October 2021. The Congressional Budget Office now projects the unemployment rate for all of 2026 to decrease to 4.2% before increasing slightly to 4.4% in both 2027 and 2028. Persistently high borrowing costs continue to suppress sales volumes of both new and existing homes. Despite these headwinds, mid-level home prices have continued to rise moderately, outpacing inflation and driven by constrained supply. Conflicting economic signals—such as stable unemployment amid inflation pressures and high energy prices—have kept mortgage rates elevated, with the 30-year fixed rate averaging 6.25% to 6.35% in April 2026. Acquisition and refinancing activity is unlikely to rebound meaningfully until 2027 (Sources: Federal Reserve Bank of Chicago; Bureau of Labor Statistics; Congressional Budget Office).

Consumer Prices. Following a stable 2025, consumer prices began to edge upward in March 2026 and currently stand at 3.8% on an annualized basis, the highest in nearly three years, largely driven by increases in energy prices and housing costs. Consensus estimates for the remainder of 2026 are that inflation will remain above 3.3% for the remainder of the year. (Sources: Bureau of Economic Analysis; Bureau of Labor Statistics; Morgan Stanley Research; Goldman Sachs).

Interest Rates. After cutting interest rates in each of the FOMC’s September and October 2025 meetings by 25 basis points each time, the Fed has since determined to hold rates steady, declining to make further cuts during the remainder of 2025 and the first quarter of 2026. The April 2026 FOMC meeting which declined to cut the federal funds rate further, experienced four dissenting votes, the most in more than three decades. The new incoming Federal Reserve Chair is expected to be more aggressive than his predecessor regarding inflation, and consensus estimates are that he will be less inclined toward early rate cuts in 2026. (Sources: The Wall Street Journal; The Federal Reserve Board).

Mergers and Acquisitions. Global merger and acquisition activity strengthened meaningfully through late 2025 and into 2026, with deal volumes and aggregate transaction values continuing to recover from the depressed levels of the prior year. The rebound that began in the third quarter of 2025 — when global deal value surged sharply from 2024 levels and large-cap transactions returned to the market — has carried forward into 2026 as financing conditions stabilized and strategic buyers re-entered the pipeline. Technology, energy, life sciences, and telecommunications remain the most active sectors, with technology-driven transactions, particularly in artificial intelligence, cloud infrastructure, and financial services, continuing to anchor overall deal momentum. Expectations for further consolidation in 2026 remain high, supported by improving credit markets, strong balance-sheet capacity among strategic acquirers, and a growing backlog of private-equity-sponsored transactions preparing to come to market. (Sources: Ernst & Young; Bloomberg).

Private Equity. Private equity activity accelerated in the final months of 2025 and continued into 2026 with a more complex but still resilient profile. In the first quarter of 2026, global PE fundraising totaled $161.6 billion, a 15% increase from $140 billion in the fourth quarter of 2025, though still 6% below the $172.7 billion raised in the first quarter of 2025, reflecting a market that is stabilizing but not yet fully recovered. Deal activity showed a similar pattern, as U.S. private-equity investment reached $228 billion in the first quarter of 2026, supported by several large, high-conviction transactions, even as overall deal volume fell to a five-year low, underscoring a shift toward fewer but larger deals. The first quarter of 2026 witnessed 5,100 transactions valued at an aggregate of $481.6 billion, a sequential decline from the unusually strong second half of 2025 but still well above the stagnant levels of earlier years, suggesting normalization rather than contraction. For the remainder of 2026, analysts expect modest year-over-year growth in PE activity, building on the late-2025 rebound while the fundraising environment continues to recover more slowly. (Sources: Foley & Lardner; Ernst & Young).

During the three months ended March 31, 2026, our net asset value increased from $1.19 per share to $1.50 per share, an increase of 26.1%. As of March 31, 2026, our common stock is trading at a 18.5% discount to our net asset value as compared to 18.5% premium to our net asset value as of December 31, 2025.

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

On February 7, 2025, the Fund issued a one-year senior convertible promissory note bearing interest at 10% per annum in exchange for $2.0 million (“Equus Note”) On February 7, 2026, the Equus Note matured and remains unpaid as of March 31, 2026 and remains unpaid as of March 31, 2026 and continuing until the filing of this Quarterly Report on Form 10-Q.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.9 million and $1.1 million for the three months ended March 31, 2026 and 2025,

respectively. The decrease was primarily due to $0.3 million in transaction costs related to the issuance of a convertible promissory note in described in Note 5, offset by an increase in interest expense of $0.1 million.

Total investment income was comparable at $0.3 for the three months ended March 31, 2026 and 2025, respectively.

Compensation expense was comparable at $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

Professional fees were comparable at $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

Transaction costs, relating to the issuance of a convertible promissory note described in Note 5 of the financial statement footnotes above were $0 and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the three months ended March 31, 2026, we recorded an increase of $5.0 million in fair value of our equity holding in Morgan E&P, Inc. (“Morgan”), largely as a result of the substantial increase in oil prices during the quarter, as well as increases in the forward price for oil in future periods.

During the three months ended March 31, 2026, we recorded a decrease of $0.2 million in fair value of our equity holding in CitroTech. (“CITR”) due to the reversal of the unrealized appreciation of $0.5 million of the fair value of this investment due to the sale of shares, offset by the increase in unrealized appreciation of $0.3 million due to the increase in the closing share price at March 31, 2026.

During the three months ended March 31, 2025, we recorded an increase of $1.0 million in fair value of our equity holding in Morgan largely due to significant increases in the short and long-term price of crude oil.

On March 3, 2025, we sold Equus Energy to North American Energy Opportunities Corp., a developer of upstream oil and gas assets (“NAEOC”). The consideration provided by NAEOC consisted of $1.25 million in cash and 27,500 shares of preferred stock, redeemable within 6 months of the date of issuance at $100.00 per share based upon fulfillment of certain conditions.

During the three months ended March 31, 2025, we recorded a $0.1 million decrease in fair value in our investment in NAEOC.

During the three months ended March 31,2025, with respect to our holding in Equus Energy, LLC, we recorded a reversal of the unrealized depreciation of $4.1 million of the fair value of this investment as a result of the sale of this investment.

On February 10, 2025, we purchased from CitroTech, Inc., a developer of fire suppression products (“CITR”), a 1-year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“CITR Note”). Contemporaneously with the purchase of the CITR Note, the Fund also received a common stock purchase warrant (“CITR Warrant”) to acquire an aggregate of 1,875,000 shares of CITR common stock at an exercise price of $0.50 per share. The shares of CITR are traded on the NYSE American Stock Exchange and, as of March 31, 2025, the closing trading price of CITRI shares was $1.20. Accordingly, during the three months ended March 31, 2025, we recorded an increase of $3.0 million in fair value of the CITR Note and $1.3 million increase in the fair value of the CITR Warrant.

Change in Unrealized Depreciation on Warrant Liability

During the three months ended March 31, 2026, with respect to the warrants issued, we recognized depreciation of the warrant liability of $0.3 million.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent events:

•	From the period commencing April 1, 2026 until the filing of this report on Form 10-Q, we sold an additional 172,767 shares of CitroTech, Inc.

•	On May 13, 2026, we extended the maturity date of the Fund’s $10.5 million loan facility to Morgan from May 13, 2026 to May 13, 2028.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financing Reporting Existing as March 31, 2026

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management performed an assessment of the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2026, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Fund did not maintain effective internal control over financial reporting as of March 31, 2026, due to the material weaknesses described below.

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

Management concluded that the previously disclosed material weakness relating to the Fund’s controls relating to the design and operation of management review over the valuation of the Fund’s portfolio investments, including management’s review procedures over the completeness and accuracy of the underlying data and information supplied to third parties assisting management by recommending a range of reasonable fair values, continued to exist as of March 31, 2026.

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

Item 1A. Risk Factors

In connection with our efforts to convert Equus into an operating company, we may be subject to a number of risks associated with this process, the transactions that would embody a consolidation of Equus with another company, as well as specific risks associated with the commercial enterprise with which Equus may seek to combine itself. We intend to identify, as will be reasonably possible, such risks and include the same in our subsequent filings and reports with the SEC.

Readers should carefully consider these risks and all other information contained in our annual report on Form 10-K (“10-K”) for the year ended December 31, 2025, including the Fund’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K and throughout this 10-Q are not the only ones facing the Fund.

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

Item 6. Exhibits

3.	Articles of Incorporation or Bylaws
(a)	Restated Certificate of Incorporation of the Fund. [Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K filed on January 21, 2021]

(b)	Certificate of Merger, dated June 30, 1993, between the Fund and Equus Investments Incorporated [Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on form 10-K for the year ended December 31, 2007]

(c)	Amended and Restated Bylaws of the Fund [Incorporated by reference to Exhibit 3(c) to Registrant’s Current Report on Form 8-K filed on June 30, 2014]

10.	Material Contracts
(a)	Safekeeping Agreement between the Fund and Amegy Bank, dated August 16, 2008. [Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008]

(b)	Form of Indemnification Agreement between the Fund and its directors and certain officers. [Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011]

(c)	Code of Ethics of the Fund (Rule 17j-1). [Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009]

(d)	2016 Equity Incentive Plan, adopted June 13, 2016. [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Proxy Statement filed on May 5, 2016]

(e)	2025 Equity Incentive Plan, adopted March 19, 2026. [Incorporated by reference to Exhibit 1 to Registrant’s Definitive Information Statement filed on April 10, 2026]

31.	Rule 13a-14(a)/15d-14(a) Certifications
1.	Certification by Chief Executive Officer*

2.	Certification by Chief Financial Officer*

32.	Rule 1350 Certifications
1.	Certification by Chief Executive Officer*

2.	Certification by Chief Financial Officer*

97.	Policy Relating to Recovery of Erroneously Awarded Compensation.
1.	Equus Total Return, Inc. Compensation Recoupment Policy [Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023]

* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: May 20, 2026

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

