Form 10-Q
period 2026-06-30
EQUUS TOTAL RETURN, INC.
filed 2026-08-14
CIK 878932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

 There were 13,966,696 shares of the registrant’s common stock, $.001 par value, outstanding, as of June 30, 2026.

EQUUS TOTAL RETURN, INC.

(A Delaware Corporation)

EQUUS TOTAL RETURN, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

	June 30, 2026	December 31, 2025

(in thousands, except shares and per share amounts)
Assets
Investments in portfolio securities at fair value:
Control investments (cost at $10,500 and $10,500, respectively)	$13,000	$10,500
Non-affiliate investments (cost at $782 and $1,418, respectively)	3,198	6,776
Total investments in portfolio securities at fair value	16,198	17,276
Cash and cash equivalents	219	133
Accounts receivable from affiliates	2,126	1,145
Accrued interest	3,381	2,748
Other assets	18	36
Total assets	21,942	21,338
Liabilities and net assets
Accounts payable and other	566	414
Accrued compensation	2	3
Accounts payable to related parties	2,143	1,371
Convertible notes payable	2,283	2,123
Warrant liability, at fair value	318	857
Total liabilities	5,312	4,768

Commitments and contingencies (See Note 2)

Net assets
Preferred stock, $.001 par value per share; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively
Common stock, $.001 par value per share; 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025, and 13,966,696 shares outstanding as of June 30, 2026 and December 31, 2025, respectively

Common stock, par value	$14	$14
Capital in excess of par value	76,510	76,009
Accumulated deficit	(59,894)	(59,453)
Total net assets	$16,630	$16,570
Shares of common stock issued and outstanding, $.001 par value, 100,000,000 and 50,000,000 shares authorized, respectively	13,967	13,967
Net asset value per share	$1.19	$1.19

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Investment income:
Control investments	$318	$319	$633	$634
Non-affiliate investments	—	38	—	60
Total investment income	318	357	633	694
Interest income	—	—	—	1
Total investment income	318	357	633	695

Expenses:
Compensation expense	582	433	1,190	1,003
Professional fees	364	229	669	582
Transaction costs	—	—	—	307
Professional liability expenses	—	30	2	80
Director fees and expenses	107	101	182	178
General and administrative expenses	49	59	92	107
Mailing, printing and other expenses	65	54	107	65
Taxes	—	10	—	13
Interest expense	51	51	160	80
Total expenses	1,218	967	2,402	2,415

Net investment loss	(900)	(610)	(1,769)	(1,720)

Net realized gain (loss):
Control investments	—	—	—	(4,111)
Non-affiliate investments	672	—	1,230	—
Other	—	—	—	(155)
Net realized gain (loss)	672	—	1,230	(4,266)

Net unrealized appreciation (depreciation) of portfolio securities:
Control investments	(2,500)	(1,650)	2,500	3,461
Non-affiliate investments	(2,689)	2,174	(2,941)	6,382
Net change in net unrealized appreciation (depreciation) of portfolio securities	(5,189)	524	(441)	9,843

Net change in net unrealized appreciation on warrant liability	864	—	539	—

Net (decrease) increase in net assets resulting from operations	$(4,553)	$(86)	$(441)	$3,857

Net (decrease) increase in net assets resulting from operations per share:
Basic	$(0.33)	$(0.01)	$(0.03)	$0.28
Diluted	$(0.33)	$(0.01)	$(0.03)	$0.24
Weighted average shares outstanding:
Basic	13,967	13,586	13,967	13,586
Diluted	13,967	13,586	13,967	16,238

The accompanying notes are an integral part of these financial statements

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Common Stock
(in thousands)	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Net Assets

Balances as of December 31, 2024	13,586	$14	$74,785	$(45,289)	$29,510

Issuance of warrants	—	—	744	—	744

Net increase in net assets resulting from operations	—	—	—	3,943	3,943

Balances as of March 31, 2025	13,586	$14	$75,529	$(41,346)	$34,197

Net decrease in net assets resulting from operations	—	—	—	(86)	(86)

Balances as of June 30, 2025	13,586	$14	$75,529	$(41,432)	$34,111

Balances as of December 31, 2025	13,967	14	76,009	(59,453)	16,570

Shares subscribed but not issued	—	—	248	—	248

Net increase in net assets resulting from operations	—	—	—	4,112	4,112

Balances as of March 31, 2026	13,967	$14	$76,257	$(55,341)	$20,930

Shares subscribed but not issued	—	—	253	—	253

Net increase in net assets resulting from operations	—	—	—	(4,553)	(4,553)

Balances as of June 30, 2026	13,967	$14	$76,510	$(59,894)	$16,630

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
(in thousands)	2026	2025
Cash flow from operating activities:
Net increase in net assets resulting from operations	$(441)	$3,857
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss:
Control investments	—	4,111
Non-affiliate investments	(1,230)	—
Other	—	155
Net change in unrealized (appreciation) depreciation of portfolio securities:
Control investments	(2,500)	(3,461)
Non-affiliate investments	2,941	(6,382)
Net change in unrealized depreciation of warrant liability	(539)	—
Purchase of portfolio securities	—	(1,500)
Write-off of receivable from portfolio company	—	(155)
PIK interest payable	101	80
Amortization of debt discount	59	—
Transaction costs	—	307
Net proceeds from dispositions of portfolio securities	1,867	1,250
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(480)	(641)
Accrued interest receivable	(633)	(694)
Other assets	18	(6)
Accounts payable and accrued liabilities	151	226
Accounts payable to related parties	772	660
Net cash provided by (used in) operating activities	86	(2,193)
Cash flows from financing activities:
Issuance of notes payable and warrant liability	—	2,000
Net cash provided by financing activities	—	2,000
Net increase in cash and cash equivalents	86	(193)
Cash and cash equivalents and restricted cash at beginning of period	133	262
Cash and cash equivalents and restricted cash at end of period	$219	$69
Non-cash operating and financing activities:
Shares subscribed but not issued	$503	$—
Supplemental disclosure of cash flow information:
Interest paid in kind on note payable	$101	$3
Delaware franchise taxes paid	$—	$36

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SUPPLEMENTAL INFORMATION—SELECTED PER SHARE DATA AND RATIOS

(Unaudited)

	Six Months ended June 30,
	2026	2025

Investment income	$0.05	$0.05
Expenses	(0.17)	$(0.18)

Net investment loss	(0.13)	(0.13)

Net realized gain (losss)	0.09	(0.31)
Net change in unrealized appreciation of portfolio securities	(0.03)	0.72
Net change in unrealized depreciation of warrant payable	0.04	—
Net increase in net assets resulting from operations	(0.02)	0.28
Capital transactions:
Dilutive effect of warrants issued	0.02	0.06
Increase in net assets resulting from capital transactions	0.02	0.06
Net increase in net assets	—	0.34
Net assets at beginning of period	1.19	2.17
Net assets at end of period, basic and diluted	$1.19	$2.51
Weighted average number of shares outstanding during period,
in thousands	13,967	13,586
Market price per share:
Beginning of period	$1.41	$1.10
End of period	$1.24	$1.36
Selected information and ratios:
Ratio of expenses to average net assets	(14.47%)	(7.59%)
Ratio of net investment loss to average net assets	(10.66%)	(5.41%)
Ratio of net increase in net assets resulting from operations to average net assets	(2.66%)	12.12%
Return on net asset value	0.36%	15.59%
Total return on market price (1)	(12.06%)	23.64%

(1) Total return = [(ending market price per share - beginning price per share) / beginning market price per share].

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

June 30, 2026

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Morgan E&P, Inc. Houston, TX	Energy	April 2023	6,800,000 shares common stock (5)		—	$2,500
			12% senior secured promissory note due 5/28 (5)(6)	$10,500	10,500	10,500
					10,500	13,000
Total Control Investments: Majority-owned (represents 80.3% of total investments at fair value)					10,500	13,000
Non-Affiliate Investments: Less than 5% owned (4):
CitroTech, Inc. Pomona, CA	Environmental	February 2025	Warrants (exercisable into 312,500 common stock) (5)		—	1,400
			325,691 shares common stock		782	1,798
					782	3,198
Total Non-Affiliate Investments (represents 19.7% of total investments at fair value)					782	3,198
Total Investments					$11,282	$16,198

(1) Under Section 55(a) of the 1940 Act, qualifying assets must represent at least 70% of the total assets at the time of acquisitions of any non-qualifying. As of June 30, 2026, none of the Fund’s total assets were considered non-qualifying assets.

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

June 30, 2026

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

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of June 30, 2026, we had invested 73.8% of our total assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of June 30, 2026, none of our investments were considered non-qualifying assets as all of our investments are in enterprises that are considered eligible portfolio companies under the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 80.3% of the total value of the investments in portfolio securities as of June 30, 2026.

We are classified as a “non-diversified” investment company under the 1940 Act, which means we are not limited in the proportion of our assets that may be invested in the securities of a single issuer. The value of one segment called “Energy” includes one portfolio company and was 78.2% of our net asset value, 59.2% of our total assets and 80.3% of our investments in portfolio company securities (at fair value) as of June 30, 2026. Changes in business or industry trends or in the financial condition, results of operations, or the market’s assessment of any single portfolio company will affect the net asset value and the market price of our common stock to a greater extent than would be the case if we were a “diversified” company holding numerous investments.

Our investments in portfolio securities consist of the following types of securities as of June 30, 2026 (in thousands):

Type of Securities	Cost	Fair Value	Fair Value as Percentage of Net Assets

Secured and subordinated debt	10,500	10,500	63.1%
Warrants	—	1,400	8.4%
Common stock	782	4,298	25.8%
Total	$11,282	$16,198	97.4%

The following is a summary by industry of the Fund’s investments in portfolio securities as of June 30, 2026 (in thousands):

Industry	Fair Value	Fair Value as Percentage of Net Assets
Energy	$13,000	78.2%
Environmental	3,198	19.2%
Total	$16,198	97.4%

The accompanying notes are an integral part of these financial statements.

EQUUS TOTAL RETURN, INC.

SCHEDULE OF INVESTMENTS

December 31, 2025

(Unaudited)

(in thousands, except share data)

Name and Location of		Date of Initial			Cost of	Fair
Portfolio Company (1)	Industry	Investment	Investment	Principal	Investment	Value(2)

Control Investments: Majority-owned (3):
Morgan E&P, Inc. Houston, TX	Energy	April 2023	Common Stock (5)		—	$—
			12% senior secured promissory note due 5/26 (5)(6)	$10,500	10,500	10,500
					10,500	10,500
Total Control Investments: Majority-owned (represents 60.8% of total investments at fair value)					10,500	10,500
Non-Affiliate Investments: Less than 5% owned (4):
CitroTech, Inc. Pomona, CA	Environmental	February 2025	Warrants (exercisable into 312,500 common stock) (5)	—	—	2,000
			591,039 shares common stock	—	1,418	4,776
					1,418	6,776
Total Non-Affiliate Investments (represents 39.2% of total investments at fair value)					1,418	6,776
Total Investments					$11,918	$17,276

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

As a business development company (“BDC”), we may invest up to 30% of our assets in non-qualifying portfolio investments, as permitted by the Investment Company Act of 1940 (the “1940 Act”). Specifically, we may invest up to 30% of our assets in entities that are not considered “eligible portfolio companies” (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly-traded entities with a market capitalization exceeding $250 million. As of December 31, 2025, we had invested 81.0% of our assets in securities of portfolio companies that constituted qualifying investments under the 1940 Act. As of December 31, 2025, none of our investments were considered non-qualifying assets as all of our investments are in enterprises that are considered eligible portfolio companies the 1940 Act. We provide significant managerial assistance to our portfolio companies that comprise 60.8% of the total value of the investments in portfolio securities as of December 31, 2025.

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

June 30, 2026

(Unaudited)

(1)	Description of Business and Basis of Presentation

Description of Business—Equus Total Return, Inc. (“we,” “us,” “our,” “Equus” the “Company” and the “Fund”), a Delaware corporation, was formed by Equus Investments II, L.P. (the “Partnership”) on August 16, 1991. On July 1, 1992, the Partnership was reorganized, and all of the assets and liabilities of the Partnership were transferred to the Fund in exchange for shares of common stock of the Fund. Our shares trade on the New York Stock Exchange (“NYSE”) under the symbol ‘EQS’. On August 11, 2006, our shareholders approved the change of the Fund’s investment strategy to a total return investment objective. This strategy seeks to provide the highest total return, consisting of capital appreciation and current income. In connection with this strategic investment change, the shareholders also approved the change of name from Equus II Incorporated to Equus Total Return, Inc. As of June 30, 2026, we had 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, of which 13,966,696 shares of common stock and no shares of preferred stock were outstanding.

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

Impact of Economic and Geopolitical Events on the Oil and Gas Sector—Oil prices experienced a slow and steady decline beginning in the first quarter of 2024 and continuing until the end of 2025. The conflict in Iran, which commenced in February 2026, temporarily resulted in dramatically increased spot prices, ending the first quarter of 2026 at $101.30 per barrel before declining sharply to $69.50 as of June 30, 2026. Conversely, since the beginning of 2024, natural gas prices steadily increased before declining in the first three quarters of 2025, recovering at the end of 2025, and thereafter declining, more or less, throughout the first half of 2026, ending the quarter ended June 30, 2026 at $3.28 per MMBTU. Prior to the onset of hostilities in the Middle East, relative oil and gas price stability had been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, Inc. holds its development rights.

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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC.

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

Convertible Loan In Default—As of June 30, 2026, our convertible senior note of $2.0 million has matured and remains unpaid. On July 29, 2026, we received a Notice of Event of Default from the lender. We are in discussions with a third party regarding such third party’s possible purchase of the note and an agreement by such third party to extend the maturity date. However, as of the date of filing of this Quarterly Report, no agreements have been reached regarding any of the foregoing.

Cash and Cash Equivalents—As of June 30, 2026, we had cash and cash equivalents of $0.2 million. As of December 31, 2025, we had cash and cash equivalents of $0.1 million.

Dividends—So long as we remain a BDC, we will pay out net investment income and/or realized net capital gains, if any, on an annual basis as required under the 1940 Act.

Investment Commitments—Under certain circumstances, we may be called on to make follow-on investments in certain portfolio companies. If we do not have sufficient funds to make follow-on investments, the portfolio company in need of the investment may be negatively impacted. Also, our equity interest in the estimated fair value of the portfolio company could be reduced. We had no follow-on commitments as of June 30, 2026.

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

Certain Risks and Uncertainties and Going Concern—Market and economic volatility which has become endemic in the past few years, together with the economic dislocation caused by the onset of the coronavirus, has constrained the availability of debt financing for small and medium-sized companies such as Equus and its portfolio companies. Such debt financing generally has shorter maturities, higher interest rates and fees, and more restrictive terms than debt facilities available in the past. In addition, during these years, with minor exceptions, the price of our common stock remained well below our net asset value, thereby making it undesirable to issue additional shares of our common stock below net asset value.

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

Our cash and cash equivalents totaled $0.2 million as of June 30, 2026. We do not currently have the necessary cash on hand and/or projected future cash flows to fund our operating activities. It is possible the Fund will require loans, capital investment from one or more sources, or will be required to dispose of certain of its portfolio investments, to cover a potential cash shortfall. The Fund does not presently have any existing commitments to fund any such shortfall, should it occur, and cannot guarantee that it will be able to execute on such plans in the future. Because we do not currently have committed financing to fund our operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern.

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

We assess the levels of the investments at each measurement date, and transfers between levels are recognized on the subsequent measurement date closest in time to the actual date of the event or change in circumstances that caused the transfer. There were no transfers to or from Level 3 for the three and six months ended June 30, 2026 and for the year ended December 31, 2025.

As of June 30, 2026, investments measured at fair value on a recurring basis are categorized in the tables below based on the lowest level of significant input to the valuations:

		Fair Value Measurements as of June 30, 2026
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1)	Significant Unobservable Inputs (Level 3)
Assets
Investments:
Control investments	$13,000	$—	$13,000
Non-affiliate investments	3,198	1,798	1,400
Total investments	$16,198	$1,798	$14,400

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

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2026 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2026	$10,500	$2,000	$12,500
Change in unrealized appreciation	5,000	—	5,000
Fair value as of March 31 2026	15,500	2,000	17,500
Change in unrealized appreciation	(2,500)	(600)	(3,100)
Fair value as of June 30, 2026	$13,000	$1,400	$14,400

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2025 for all investments for which we determine fair value using unobservable (Level 3) factors:

	Fair value measurements using significant unobservable inputs (Level 3)
(in thousands)	Control Investments	Non-affiliate Investments	Total
Fair value as of January 1, 2025	$27,500	$—	$27,500
Sale of portfolio securities	(4,000)	—	(4,000)
Purchases of portfolio securities	—	2,750	2,750
Change in unrealized appreciation	1,000	1,208	2,208
Fair value as of March 31, 2025	24,500	3,958	28,458
Change in unrealized appreciation	(1,650)	(639)	(2,289)
Fair value as of June 30, 2025	$22,850	$3,319	$26,169

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

The following table summarizes the significant non-observable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2026 (fair value expressed in thousands; acreage range expressed in dollars and not rounded):

				Range
(in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average

Common Stock
		Guideline Public Company Method	Proved Reserve Multiple	7,992x	10,035x	9,014x
			Daily Production Multiple	27,380x	30,526x	28,853x
Morgan E&P, Inc.	$ 2,500.00	Guideline Transaction Method	Proved Reserve Multiple	8,969x	11,937x	10,453x
			Daily Production Multiple	36,221x	45,333x	40,777x
			Acreage Value (per acre)	$ 5,000	$ 6,000	$ 5,500
		Discounted Cash Flow	Discount Rate	9.3%	10.5%	9.90%

Senior debt
Morgan E&P, Inc.	10,500	Yield analysis	Company specific yield	11.15%	12.0%	11.58%

Warrant
CitroTech, Inc.	1,400	Black-Scholes	Volatility	90.7%	145.3%	118.0%

	$ 14,400

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

Investment Transactions— Investment transactions are recorded at fair value on the trade date. Current-period changes in fair value of investments are reflected as a component of the net unrealized appreciation of portfolio securities on the Statements of Operations. The net change in unrealized appreciation primarily reflects the change in investment fair values as of the last business day of the reporting period, including the reversal of previously recorded unrealized gains or losses for investments sold during the period. Realized gains or losses are recognized as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. As of June 30, 2026, we have no assets going through foreclosure. Realized gains and losses on investments sold are computed on a specific identification basis.

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

Earnings Per Share—Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share adjusts the basic EPS for the potential dilution that could occur if the Equus Note (1,333,333 shares) and Warrants (1,999,999 shares) were exercised or converted into common stock. The impact of the Equus Note and Warrants were anti-dilutive for the three and six months ended June 30, 2026 due to the net loss for the periods.

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 respectively:

(in thousands, except share and per-share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common shareholders	$(4,553)	$(86)	$(441)	$3,857
Weighted average shares outstanding - basic	13,967	13,586	13,967	13,586
Effect of dilutive securities	—	—	$—	$(0.05)
Weighted average shares outstanding - diluted	13,967	13,586	13,967	16,238
Basic earnings per share	$(0.33)	$(0.01)	$(0.03)	$0.28
Diluted earnings per share	$(0.33)	$(0.01)	$(0.03)	$0.24

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Balance Sheet as of June 30, 2026 and December 31, 2025 are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Accumulated undistributed net investment losses	$(60,237)	$(58,468)
Unrealized appreciation of portfolio securities, net	4,916	5,357
Unrealized appreciation of warrant payable	242	(297)
Accumulated undistributed net capital gains	(4,815)	(6,045)
Accumulated deficit	$(59,894)	$(59,453)

Taxes—Historically, the Company has filed an income tax return as a Regulated Investment Company (“RIC”). However, following the Company’s election not to qualify as a RIC in the fourth quarter of 2024, the Company is now classified as a C corporation for income tax purposes and is subject to guidance under ASC 740, accounting for income taxes.

The Company records income taxes for interim reporting periods based on an estimated annual effective tax rate. This estimated rate is reassessed each quarter and may fluctuate due to changes in forecasted annual operating income, adjustments to the valuation allowance on deferred tax assets, and changes in actual or projected permanent book-to-tax differences. The Company’s effective tax rate for the three months ended June 30, 2026 was 0.0%, and accordingly, no income tax expense or benefit was recorded for the quarter.

The Company records deferred tax assets to the extent the Company believes these assets will more-likely-than-not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. For the six months ended June 30, 2026, the Company believes its deferred tax assets will more-likely-than-not be realized and has recorded a valuation allowance against its net deferred tax assets.

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

In accordance with ASC 740, the Company recognized the effects of the new tax law in the period of enactment. The adoption of the Act did not result in any material impact to current or deferred income tax expense for the quarter ended June 30, 2026. The Company continues to evaluate the impact of the Act on its financial statements and will update its estimates as additional guidance becomes available.

Texas margin tax applies to entities conducting business in Texas and is based on Texas-sourced taxable margin. Because the margin tax is calculated on a base that incorporates both revenue and expense elements, it is treated as an income tax under ASC 740. For the quarter ended June 30, 2026, no provision for margin tax expense has been recorded.

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

Accounts payable to related parties were $2.1 million and $1.4 million as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, we paid $2.1 million and $1.1 million, respectively, to various third-party vendors on behalf of Morgan. Of the amount at June 30, 2026, $0.5 million consisted of compensation expense related to the Fund’s issuance of restricted stock to two key operating personnel of Morgan pursuant to the Fund’s 2025 Equity Incentive Plan. As of June 30, 2026 and December 31, 2025, the accrued interest on Morgan’s senior debt was $3.4 million and $2.7 million, respectively.

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

The Fund has the right, at any time and from time to time, to prepay the Equus Note in whole or in part without premium or penalty. All interest payments may be made in cash and/or in shares of Equus common stock at the sole option of the Fund. All payments due under the Equus Note are senior to all other indebtedness of the Fund and its subsidiaries. The Fund is required to reserve sufficient authorized but unissued shares of its common stock to satisfy the holder of the Equus Note upon the conversion thereof. Pursuant to the Subscription Agreement entered into by the Fund and the holder of the Equus Note, the Fund is also required to cause certain stockholders of the Fund to approve the issuance of Equus shares in the event of a conversion of the Equus Note and the Warrants described below. Further, the Fund is restricted from incurring or guaranteeing further indebtedness, subject to certain exceptions, without the consent of the holder of the Equus Note. On February 7, 2026, the Equus Note matured and remains unpaid as of June 30, 2026. On July 29, 2026, we received a Notice of Event of Default from the lender. We are in discussions with a third party regarding such third party’s possible purchase of the Equus Note and an agreement to extend the maturity date of the Equus Note. However, as of the date of filing of this Quarterly Report, no agreements have been reached regarding any of the foregoing.

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

The Fund has $2,282,778 and $2,123,111 in convertible notes payable as of June 30, 2026, and December 31, 2025, respectively.

The balances as of June 30, 2026 were as follows:

	Carrying amount	Collateral	Issue date	Maturity date	Conversion price	Conversion shares
About Investment, Ltd	$2,282,778(a)	(b)	2/7/2025	2/7/2026	$1.50	1,999,999

(a)	Including accrued interest of $282,778 as of June 30, 2026.

(b)	Collateral for the Equus Note consists of the Fund’s holdings in CitroTech, Inc. as shown in the Schedule of Investments.

The net carrying amount of the liability and equity components of the Note was as follows:

	June 30, 2026	December 31, 2025
Note liability component:
Principal	$2,000,000	$2,000,000
PIK’d interest	282,778	182,222
Debt discount	-	(59,111)
Net carrying amount	$2,282,778	$2,123,111

Interest expense recognized related to the convertible note for the six months ended June 30, 2026 and 2025 was $100,556 and $109,444, respectively.

Stock Purchase Warrants

Contemporaneously with the issuance of the Equus Note, the Fund also issued two common stock purchase warrants (collectively, the “Warrants”) to acquire an aggregate of 1,999,999 shares of the Fund’s common stock at an exercise price of $1.50 per share of which 1,333,333 were issued to the holder of the Equus Note.

Initially, the Fund would account for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. However, during the quarter ended September 30, 2025, we concluded since the terms of the Warrants issued to the Equus Note holder may be modified by the holder thereof in the event of the subsequent issuance of Equus securities with terms deemed by such holders to be more favorable than the Warrants, we should account for the Warrants as a liability. Accordingly, we recorded an immaterial out-of-period adjustment to reclassify the initial value of the warrants of $437,500 from APIC to warrant liability and a write up to its absolute initial value of $560,000 and to record the subsequent change in fair value, which was unrealized depreciation of approximately $495,000 and $259,000 for the three and six months ended June 30, 2025, respectively.

Subsequent to reclassification of the Warrants as described above, the Fund accounts for the Warrants as a liability under fair value Level 3 hierarchy, using a Black-Scholes option pricing model. The assumptions used to measure the fair value as of June 30, 2026 under this model include the following:

Stock price	$1.24
Exercise price	$1.50
Expected volatility	27.8%
Expected term (years)	3.6
Risk free rate	4.17%
Dividend yield	0.0%

The net carrying amount of the liability related to the Warrants was as follows:

	June 30, 2026	December 31, 2025
Warrant liability component:
Warrant at inception	$560,000	$560,000
Unrealized (appreciation) depreciation on warrant liability	(241,702)	297,000
Net carrying amount of the warrant liability	$318,298	$857,000

(6)	Portfolio Securities

During the six months ended June 30, 2026, we sold 265,348 shares of CitroTech, Inc. for gross proceeds of $1.1 million.

(7)	Conversion to an Operating Company

Authorization to Withdraw BDC Election—In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we may receive a further authorization from our shareholders in the future as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to September 30, 2026. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

Share-Based Incentive Compensation—On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“2016 Plan”). On March 19, 2026, our shareholders approved the adoption of our 2025 Equity Incentive Plan (“2025 Plan”, and together with the 2016 Plan, the “Incentive Plans”). The Incentive Plans are intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plans are also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plans permit the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the 2016 Plan is 2,434,728 shares, and the maximum number of shares of common stock that are subject to awards granted under the 2025 Plan are 2,793,338 shares. The term of the 2016 Plan will expire on June 13, 2026 and the term of the 2025 Plan will expire on March 19, 2036. During 2017, we granted awards of restricted stock under the 2016 Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. These awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. These were fully vested as of September 30, 2020. During 2025, we awarded an additional 380,523 shares of restricted stock under the Incentive Plan to officers of the Fund and to consultants of Morgan. These awards were fully vested at the grant date. Subsequent to June 30, 2026, awards of an aggregate of 540,000 shares of restricted stock were granted under the 2025 Plan to two key personnel of Morgan E&P, Inc. No other awards have been made under the 2025 Plan. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In the case of the most recent awards under the Incentive Plan which were fully-vested, we recognized share-based compensation expense on the date of grant, based on the number of restricted shares awarded and our closing trading price per share on such date.

(9)	Morgan E&P, Inc.

Morgan E&P, Inc. (“Morgan”) was organized by the Fund on April 3, 2023 as a Delaware limited liability company and a wholly-owned subsidiary of the Fund. On September 5, 2025, Morgan converted to a Delaware corporation. During 2023 and 2024, Morgan acquired 6,547 net acres, in the Bakken/Three Forks formation in the Williston Basin of North Dakota. In the second quarter of 2026, Morgan sold a portion of these acreage rights, while other leaseholds expired due to non-production. At June 30, 2026, Morgan held 3,878 net acres. The acreage and associated mineral rights were acquired from Pro Energy I LLC (“Pro Energy”) who received a carried working interest of 20% in the acquired acreage.

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

In May 2023, we entered into an agreement with Morgan to provide it up to $10.0 million in senior debt financing, subject to a schedule of disbursements and draws that we determine. In February 2024, we increased the total amount of the facility to $10.5 million. As of June 30, 2026, the facility had been fully-drawn. On May 13, 2026, we agreed to extend the maturity date of the facility to May 13, 2028.

Going-Concern—The accompanying unaudited condensed consolidated financial statements of Morgan have been prepared on a going concern basis, which contemplates the near-term sale of quantities of oil and gas, realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As such, the unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should Morgan be unable to continue as a going concern. As of June 30, 2026, Morgan does not have sufficient cash resources to fund its present operations. Morgan is presently seeking external financing to enable it to continue operations over the twelve months from the date of this quarterly report, but we cannot assure you that Morgan will be successful in doing so, or that such endeavors will generate sufficient liquidity to enable Morgan to continue operations over the next twelve months. These factors raise substantial doubt about Morgan’s ability to continue as a going concern.

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

Below is summarized unaudited condensed financial information for Morgan E&P, Inc. as of June 30, 2026 and December 31, 2025 and for the three months ended June 30, 2026 and 2025, respectively, (in thousands):

MORGAN E&P, INC.

Unaudited Condensed Balance Sheet

	June 30, 2026	December 31, 2025
Assets:
Cash	$10	$18
Revenue receivables	(8)	—
Joint interest billing receivables	2,078	2,014
Other receivables	703	49
Prepaids and other current assets	27	72
Current assets	2,810	2,153

Property, plant and equipment
Oil and gas properties, net - full cost method	7,556	11,644
Other property, plant and equipment, net	17	23
Total property, plant and equipment - net	7,573	11,667

Other noncurrent assets
Operating lease right-of-use assets, net	161	185
Total noncurrent assets	161	185

Total assets	$10,544	$14,005

Liabilities and Member's Deficit:

Current liabilities
Accounts payable	$2,931	$6,263
Revenue payable	334	214
Short-term loan payable	3,000	2,958
Current portion of operating lease liabilities	58	54
Current portion of long-term notes payable - Due to parent	10,500	10,500
Deferred Income	7	5
Due to parent	2,126	1,148
Accrued liabilities	6,426	10,544
Accrued liabilities - Due to parent	3,381	2,749
Total current liabilities	28,763	34,435

Long-term liabilities
Asset retirement obligations	3	5
Long-term operating lease liabilities	123	153
Note payable - Due to parent	—	—
Long-term accrued liabilities - Due to parent	—	—
Total long-term liabilities	126	158
Total liabilities	28,889	34,593

Stockholder's deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
0 shares issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized,
6,800,000 shares issued	7	7
Common stock discount	(7)	(7)
Accumulated deficit	(18,345)	(20,588)
Total stockholder's deficit	(18,345)	(20,588)

Total liabilities and stockholders' deficit	$10,544	$14,005

MORGAN E&P, INC.

Unaudited Condensed Statement of Operations

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Oil and gas revenue	2,459	32	2,724	205

Operating costs and expenses
Lease operating	540	13	562	56
Production and ad valorem taxes	242	2	268	18
Marketing, transportation and gathering	18	10	23	16
Depreciation, depletion, and amortization	693	13	727	64
Gain on debt extinguishment	(2,099)	—	(2,099)	—
General and administrative	886	218	1,314	526
Total operating costs and expenses	280	256	795	680
Loss from operations	2,179	(224)	1,929	(475)
Other income (expense)
Rental income	20	—	38	—
Gain on sale of property	1,372	—	1,372	—
Interest expense	(477)	(319)	(1,096)	(634)
Total other income (expense), net	915	(319)	314	(634)
Net income (loss)	$3,094	$(543)	$2,243	$(1,109)

MORGAN E&P, INC.

Unaudited Condensed Statement of Cash Flows

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$2,243	$(1,109)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation, depletion, amortization	727	64
Amortization of right-of-use asset	24	20
Gain on debt extinguishment	(2,099)	—
Gain on sale of property	(1,372)	—
Amortization of loan origination fees	42	—
Changes in operating assets and liabilities:
Accounts receivable - oil and natural gas sales	8	(154)
Accounts receivable - joint interest billings	(64)	67
Other receivables	(654)	—
Prepaids and other current assets	45	(12)
Accounts payable	(1,233)	(52)
Revenue payable	120	(105)
Due to parent	978	769
Deferred income	2	—
Current portion of operating lease liabilities	(26)	(23)
Accrued liabilities	459	(102)
Accrued liabilities - due to parent	632	—
Net cash provided by (used in) operating activities	(168)	(3)

Cash flows from investing activities:
Capital expenditures	(4,904)	(2)
Proceeds from sale of O&G properties	5,064	—
Net cash used in investing activities	160	(2)

Net change in cash	(8)	(5)
Cash at beginning of period	18	15

Cash at end of period	10	$10

Supplemental Disclosure of Cash Flow Information
Cash paid for interest:	$395	$—
Non-cash investing and financing activities
Changes in capital accounts payable and capital accruals	$4,577	$(20)
Change in asset retirement obligations	3	—

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

Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unproved properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration costs. The Company excludes these costs until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed at least annually to determine if impairment has occurred. The amount of any evaluated or impaired oil and natural gas properties is transferred to capitalized costs being amortized. For the six months ended June 30, 2026 and 2025, the Company transferred $0.2 million and $0.2 million, respectively, to the full cost pool.

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

Morgan records income taxes for interim reporting periods based on an estimated annual effective tax rate. This estimated rate is reassessed each quarter and may fluctuate due to changes in forecasted annual operating income, adjustments to the valuation allowance on deferred tax assets, and changes in actual or projected permanent book-to-tax differences. Morgan’s effective tax rate for the six months ended June 30, 2026 and 2025 was 0.0%, and accordingly, no income tax expense or benefit was recorded for the quarter.

Morgan records deferred tax assets to the extent Morgan believes these assets will more-likely-than-not be realized. In making such determinations, Morgan considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event Morgan were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes. For the six months ended June 30, 2026 and 2025, the Company believes its deferred tax assets will more-likely-than-not be realized and has recorded a valuation allowance against its net deferred tax assets.

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

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event.

•	On July 29, 2026, the Fund received a Notice of Event of Default from the holder of a convertible promissory note issued by the Fund on February 7, 2025 and which matured on March 7, 2026.

•	Subsequent to June 30, 2026, awards of an aggregate of 540,000 shares of restricted stock were granted under the 2025 Plan to two key personnel of Morgan E&P, Inc.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Fund’s Form 10-K for the year ended December 31, 2025, as filed with the SEC. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Equus, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the return or impact of current and future investments;

•	our contractual arrangements and other relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the financial condition and ability of our existing and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to qualify and operate as a BDC and possibly re-qualify as a RIC, including the impact of changes in laws or regulations governing our operations, or the operations of our portfolio companies;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access additional capital, if deemed necessary;

•	changes in interest rates and overall investment activity;

•	developments in the global economy and resulting demand and supply for oil and natural gas;

•	natural or man-made disasters and other external events that may disrupt our operations; and

•	continued volatility of oil and natural gas prices.

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

Conversion to an Operating Company

Authorization to Withdraw BDC Election. In previous years, holders of a majority of the outstanding common stock of the Fund approved our cessation as a BDC under the 1940 Act and authorized our Board to cause the Fund’s withdrawal of its election to be classified as a BDC, effective as of a date designated by the Board and our Chief Executive Officer. Although this authorization has since expired, we may receive a further authorization from our shareholders in the future as a consequence of our expressed intent to transform Equus into an operating company. Notwithstanding any such authorization to withdraw our BDC election, we will not submit any such withdrawal unless and until Equus has entered into a definitive agreement to effect a transformative transaction. Further, even if we are again authorized to withdraw our election as a BDC, we will require a subsequent affirmative vote from holders of a majority of our outstanding voting shares to enter into any such definitive agreement or change the nature of our business. While we are presently evaluating various opportunities that could enable us to accomplish this transformation, we cannot assure you that we will be able to do so within any particular time period or at all, and, although we expect that our shareholders will grant a further authorization, we do not expect to cause the Fund to withdraw its election to be classified as BDC prior to September 30, 2026. Moreover, we cannot assure you that the terms of any such transformative transaction would be acceptable to us.

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

2016 Equity Incentive Plan

On June 13, 2016, our shareholders approved the adoption of our 2016 Equity Incentive Plan (“2016 Plan”). On March 19, 2026, our shareholders approved the adoption of our 2025 Equity Incentive Plan (“2025 Plan”, and together with the 2016 Plan, the “Incentive Plans”). The Incentive Plans are intended to promote the interests of the Fund by encouraging officers, employees, and directors of the Fund and its affiliates to acquire or increase their equity interest in the Fund and to provide a means whereby they may develop a proprietary interest in the development and financial success of the Fund, to encourage them to remain with and devote their best efforts to the business of the Fund, thereby advancing the interests of the Fund and its stockholders. The Incentive Plans are also intended to enhance the ability of the Fund and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Fund. The Incentive Plans permit the award of restricted stock as well as common stock purchase options. The maximum number of shares of common stock that are subject to awards granted under the 2016 Plan is 2,434,728 shares, and the maximum number of shares of common stock that are subject to awards granted under the 2025 Plan are 2,793,338 shares. The term of the 2016 Plan will expire on June 13, 2026 and the term of the 2025 Plan will expire on March 19, 2036. During 2017, we granted awards of restricted stock under the 2016 Plan to certain of our directors and executive officers in the aggregate amount of 844,500 shares. These awards were each subject to a vesting requirement over a 3-year period unless the recipient thereof was terminated or removed from their position as a director or executive officer without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Fund. These were fully vested as of September 30, 2020. During 2025, we awarded an additional 380,523 shares of restricted stock under the Incentive Plan to officers of the Fund and to consultants of Morgan. These awards were fully vested at the grant date. In July 2026, we granted awards under the 2025 Plan of an aggregate of 540,000 shares of restricted stock to two key personnel of Morgan. No other awards have been made under the 2025 Plan. We account for share-based compensation using the fair value method, as prescribed by ASC 718. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In the case of the most recent awards under the Incentive Plan which were fully-vested, we recognized share-based compensation expense on the date of grant, based on the number of restricted shares awarded and our closing trading price per share on such date.

Critical Accounting Policies

See the Fund’s Critical Accounting Policies from the disclosure set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025.

Current Market Conditions

Impact of Economic and Geopolitical Events on the Oil and Gas Sector. Oil prices experienced a slow and steady decline beginning in the first quarter of 2024 and continuing until the end of 2025. The conflict in Iran, which commenced in February 2026, temporarily resulted in dramatically increased spot prices, ending the first quarter of 2026 at $101.30 per barrel before declining sharply to $69.50 as of June 30, 2026. Conversely, since the beginning of 2024, natural gas prices steadily increased before declining in the first three quarters of 2025, recovering at the end of 2025, and thereafter declining, more or less, throughout the first half of 2026, ending the quarter ended June 30, 2026 at $3.28 per MMBTU. Prior to the onset of hostilities in the Middle East, relative oil and gas price stability had been a significant factor in increased consolidation activity in the Williston Basin region in North Dakota where Morgan E&P, Inc. holds its development rights.

The U.S. Economy. U.S. GDP increased at an annualized rate of 1.5% for the second quarter of 2026 as compared to an increase of 2.1% for the first quarter of 2026, below consensus estimates of 2.1% for the quarter. The slower growth in the second quarter of 2026 was principally due to decreases in government spending and deceleration in investment and exports, partially offset by an increase in consumer spending. The Congressional Budget Office has projected full-year GDP growth of 2.2% for 2026, with a slowdown to 1.8% in 2027. (Sources: Bureau of Economic Analysis; The Congressional Budget Office).

Employment and Housing. The U.S. lost an estimated 23,000 jobs in July 2026, as compared to gains of 20,000 jobs in June 2026 and 63,000 jobs in May 2026. Combined payroll growth for May and June 2026 was revised downward by 103,000 jobs from previously reported levels. The unemployment rate declined to 4.1% in July 2026, a thirteen-month low, from 4.2% in June 2026, although the decline was attributable principally to a further contraction of the labor force rather than to job creation. The labor force participation rate fell to 61.4%, the lowest level since February 2021, and average hourly earnings increased 3.2% year over year, the slowest pace since May 2021. The Congressional Budget Office now projects the unemployment rate to reach 4.6% by the end of 2026 before declining gradually to 4.5% in 2027 and 4.4% in 2028. Persistently high borrowing costs continue to suppress sales volumes of both new and existing homes, with existing home sales declining 2.4% in June 2026 to a seasonally adjusted annual rate of 4.09 million units and sales of new single-family homes running 5.6% below June 2025 levels. Despite these headwinds, the median existing-home price reached an all-time high of $440,600 in June 2026, an increase of 1.8% over the prior year and the thirty-sixth consecutive month of year-over-year price increases, although price appreciation now trails wage growth and for-sale inventory has improved to 4.6 months of supply. Conflicting economic signals—such as a softening labor market amid inflation pressures and high energy prices—have kept mortgage rates elevated, with the 30-year fixed rate averaging 6.49% in June 2026 and 6.69% as of August 6, 2026. Acquisition and refinancing activity is unlikely to rebound meaningfully until 2027 (Sources: Bureau of Labor Statistics; Congressional Budget Office; National Association of Realtors; Freddie Mac; U.S. Census Bureau).

Consumer Prices. Consumer prices rose sharply through the first half of 2026 before easing at the close of the second quarter. Consumer prices stood at 3.5% on an annualized basis in June 2026, down from 4.2% in May 2026, which had been the highest reading since April 2023, and representing the first decline in the annualized rate in five months. On a seasonally adjusted basis, the index declined 0.4% in June 2026, the largest one-month decrease since April 2020, driven principally by a 5.7% decline in energy prices following the temporary ceasefire in the conflict with Iran. Energy costs nonetheless remained 15.7% higher than a year earlier, with gasoline prices up 26.7%. Core inflation, which excludes food and energy, moderated to 2.6% on an annualized basis. Consensus estimates for 2026 are that headline consumer price inflation will average approximately 3.5%, with core inflation of approximately 2.9%. (Sources: Bureau of Labor Statistics; Federal Reserve Bank of Philadelphia Survey of Professional Forecasters; J.P. Morgan Global Research).

Interest Rates. After cutting the federal funds rate by 25 basis points at each of the FOMC’s September, October and December 2025 meetings, the Federal Reserve has held the target range at 3.50% to 3.75% at each of its meetings during 2026. The June 2026 FOMC meeting held rates steady but also resulted in a raising of the median estimate for the federal funds rate at the end of 2026 to 3.8% from 3.4% in March 2026, indicating that a majority of FOMC participants now anticipate at least one rate increase during 2026. At the July 2026 meeting, the Committee again held rates steady by a vote of 9-3, with three regional Reserve Bank presidents dissenting in favor of a 25 basis point increase. Following that meeting, market pricing reflected a meaningful probability of an increase at the September 2026 meeting, and long-dated yields rose, with the 30-year Treasury reaching its highest level since 2007. (Sources: The Federal Reserve Board; The Wall Street Journal).

Mergers and Acquisitions. Global merger and acquisition activity reached record levels during the first half of 2026, although the strength of the market was concentrated among the largest transactions. Aggregate global deal value for the six months ended June 30, 2026 was approximately $2.85 trillion, an increase of approximately 50% over the comparable period in 2025 and the highest first-half total on record, notwithstanding a 9% decline in the number of transactions. Transactions involving U.S. targets accounted for approximately $1.5 trillion, or 54%, of global deal value, an increase of approximately 80% year over year. Forty-eight transactions valued at $10 billion or more were announced during the first half of 2026, aggregating approximately $1.3 trillion. Technology remained the most active sector, accounting for approximately 24% of deal value with technology deal value increasing approximately 90% over the prior year, followed by industrials and the energy and power sectors. Valuation multiples remained disciplined, with the median enterprise value to EBITDA multiple holding at approximately 10.2x on a trailing twelve-month basis. Strategic acquirers accounted for a growing share of activity relative to financial sponsors. Expectations for further consolidation over the balance of 2026 remain high, with a majority of surveyed dealmakers anticipating increased merger and financing activity, although capital is expected to remain concentrated in a smaller number of high-conviction transactions. (Sources: LSEG Data & Analytics; PitchBook; Ernst & Young).

Private Equity. Private equity activity slowed materially during the second quarter of 2026 as geopolitical uncertainty, tighter financing conditions and the spike in energy prices weighed on sponsor activity. U.S. private equity deal value declined to $177.3 billion in the second quarter of 2026, a decrease of 37.5% from the first quarter of 2026 and 23.9% from the second quarter of 2025. Globally, private equity investment totaled approximately $1 trillion across 9,294 transactions during the first half of 2026. The sharpest contraction occurred in software, where deal value fell 65.7% year over year as investors assessed the pace and extent of disruption attributable to artificial intelligence, while energy held firm on structural demand associated with data center development. Exit activity remained constrained, with U.S. exits of $102.6 billion in the second quarter of 2026, a decline of approximately 46% from the first quarter, and global exit counts at their lowest levels in more than a decade. Initial public offerings provided a partial offset, accounting for approximately 31% of U.S. private equity exit value for the quarter, nearly triple the corresponding share for the first quarter. Fundraising remained concentrated among a limited number of established managers and depended on a small number of large closings. Analysts anticipate that improving conditions in the initial public offering market and renewed exit activity among larger sponsors may support a more constructive second half of 2026. (Sources: PitchBook; KPMG).

During the six months ended June 30, 2026, our net asset value was unchanged at $1.19 per share. As of June 30, 2026, our common stock is trading at a 4.0% discount to our net asset value as compared to 18.5% premium to our net asset value as of December 31, 2025.

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

On February 7, 2025, the Fund issued a one-year senior convertible promissory note bearing interest at 10% per annum in exchange for $2.0 million (“Equus Note”) On February 7, 2026, the Equus Note matured and remains unpaid as of June 30, 2026 and continuing until the filing of this Quarterly Report on Form 10-Q. On July 29, 2026, the Fund received a Notice of Event of Default from the holder of the Equus Note.

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

Results of Operations

Investment Income and Expense

Net investment loss was $0.9 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively and $1.8 million and $1.7 million for the six month periods ended June 30, 2026 and 2025, respectively. The increased loss in the second quarter of 2026 was primarily due to $0.2 million in compensation expense and $0.1 million in professional fees.

Total investment income was comparable at $0.3 million for each of the three month periods ended June 30, 2026 and 2025, respectively and $0.6 million for each of the six month periods ended June 30, 2026 and 2025, respectively.

Compensation expense was $0.6 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively and $1.2 million and $1.0 million for the six months ended June 30, 2026 and 2025. The increase was due to officer bonuses due to dispositions.

Professional fees were comparable at $0.4 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively and $0.7 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

Transaction costs, relating to the issuance of a convertible promissory note described in Note 5 of the financial statement footnotes above were $0 and $0.3 million for the three and six months ended June 30, 2026 and 2025, respectively.

Changes in Unrealized Appreciation/Depreciation of Portfolio Securities

During the six months ended June 30, 2026, we recorded an increase of $2.5 million in fair value of our equity holding in Morgan E&P, Inc. (“Morgan”), largely as a result of a substantial increase in oil prices during the quarter, as well as increases in the forward price for oil in future periods.

During the six months ended June 30, 2026, we recorded a decrease of $2.9 million in fair value of our equity holding in CitroTech. (“CITR”) due to the reversal of the unrealized appreciation of $1.3 million of the fair value of this investment due to the sale of shares, along with a decrease in unrealized appreciation $1.0 million due to the decrease in the closing share price at June 30, 2026. The fair value of our warrant holding in CITR also decreased, resulting in an unrealized depreciation of $0.6 million at June 30, 2026.

During the six months ended June 30, 2025, we recorded an increase of $0.7 million in fair value of our equity holding in Morgan largely due to significant increases in the short and long-term price of crude oil.

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

On February 10, 2025, we purchased from CitroTech, Inc., a developer of fire suppression products (“CITR”), a 1-year senior convertible promissory note bearing interest at the rate of 10% per annum, in exchange for $1.5 million in cash (“CITR Note”). Contemporaneously with the purchase of the CITR Note, the Fund also received a common stock purchase warrant (“CITR Warrant”) to acquire an aggregate of 1,875,000 shares of CITR common stock at an exercise price of $0.50 per share. The shares of CITR are traded on the NYSE American Stock Exchange and, as June 30, 2025, the closing trading price of CITR shares was $1.95. Accordingly, during the three months ended June 30, 2025, we recorded an increase of $2.8 million in the fair value of the GEVI Note and a $2.0 million increase in the fair value of the CITR Warrant.

Change in Unrealized Depreciation on Warrant Liability

During the six months ended June 30, 2026, with respect to the warrants issued, we recognized appreciation of the warrant liability of $0.5 million.

Dividends

We will pay out net investment income and/or realized capital gains, if any, on an annual basis as required under the Investment Company Act of 1940.

Subsequent Events

Management performed an evaluation of the Fund’s activity through the date the financial statements were issued, noting the following subsequent event:

•	On July 29, 2026, the Fund received a Notice of Event of Default from the holder of a convertible promissory note issued by the Fund on February 7, 2025 and which matured on March 7, 2026.

•	Subsequent to June 30, 2026, awards of an aggregate of 540,000 shares of restricted stock were granted under the 2025 Plan to two key personnel of Morgan E&P, Inc.

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

Our management, with the participation of our Fund’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Fund’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financing Reporting Existing as June 30, 2026

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management performed an assessment of the effectiveness of the Fund’s internal control over financial reporting as of June 30, 2026, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Fund did not maintain effective internal control over financial reporting as of June 30, 2026, due to the material weaknesses described below.

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

Management concluded that the previously disclosed material weakness relating to the Fund’s controls relating to the design and operation of management review over the valuation of the Fund’s portfolio investments, including management’s review procedures over the completeness and accuracy of the underlying data and information supplied to third parties assisting management by recommending a range of reasonable fair values, continued to exist as of June 30, 2026.

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

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Dated: August 14, 2026

EQUUS TOTAL RETURN, INC.

/s/ John A. Hardy
John A. Hardy
Chief Executive Officer

